Form 10-Q
period 2000-01-31
AROC INC
filed 2000-03-16
CIK 1093367

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      XX    SECURITIES EXCHANGE OF 1934
     ----

            For the quarterly period ended January 31, 2000

                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ____   SECURITIES EXCHANGE ACT OF 1934


            For the transition period from__________ to_____________


                       Commission file number: 000-28463

                                   AROC Inc.

           Delaware                                          73-2932492
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma            74135

(Address of principal executive offices)                     (Zip Code)


               918-491-1100

  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---      ---

     As of March 2, 2000, there were 48,678,837 shares of the Registrant's common stock outstanding and 10,000,000 convertible restricted voting shares outstanding of the Registrant.

                                   AROC Inc.
                              Index to Form 10-Q

PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements                                          Page

              Consolidated Condensed Balance Sheets -                         3
              January 31, 2000 and April 30, 1999

              Consolidated Condensed Statements of Operations -               4
              Nine and Three months ended January 31, 2000 and 1999

              Consolidated Condensed Statement of Stockholders' Deficit       5
              and Comprehensive Income/(Loss) - Nine months ended January
              31, 2000

              Consolidated Condensed Statements of Cash Flows -               6
              Nine months ended January 31, 2000 and 1999

              Notes to Consolidated Condensed Financial Statements            7

     Item 2.  Management's Discussion and Analysis of Financial               9
              Condition and Results of Operation

     Item 3.  Quantitative and Qualitative Analysis on Market Risk           14

PART II - OTHER INFORMATION

              The information called for by Item 1 Legal Proceedings, Item 2
              Changes in Securities, Item 3 Default Upon Senior Securities, Item
              4 Submission of Matters to a Vote of Security Holders, Item 5
              Other Information has been omitted as either inapplicable or because the answer thereto is negative or has been described in the Form 8-K dated December 9, 1999.

     Item 6.  Exhibit and Reports on Form 8-K                                17

SIGNATURES                                                                   18

           Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated, or predicted.

                                   AROC Inc.
                     Consolidated Condensed Balance Sheets

                                                                              January 31, 2000                 April 30, 1999
                                                                                 (unaudited)
                                                                         ------------------------        ------------------------
                             ASSETS
Current assets:
Cash                                                                                 $    883,495                    $    286,158
Accounts receivable - trade                                                             3,020,334                       2,105,082
Other current assets                                                                      658,456                          59,837
                                                                         ------------------------        ------------------------
                 Total current assets                                                   4,562,285                       2,451,077
                                                                         ------------------------        ------------------------

Property, plant, and equipment, at cost:
Oil and gas properties (using full cost method)
   US properties                                                                       49,054,909                      42,901,608
   UK properties                                                                       38,474,355                      31,054,083
Other depreciable assets                                                                  934,281                       1,095,147
                                                                         ------------------------        ------------------------
                                                                                       88,463,545                      75,050,838
Less accumulated depreciation, depletion and impairments                              (49,021,759)                    (44,695,726)
                                                                         ------------------------        ------------------------
              Net property, plant and equipment                                        39,441,786                      30,355,112
                                                                         ------------------------        ------------------------

Other assets:
Deposits and other assets                                                                 197,842                         141,422
Deferred loan costs, less accumulated amortization                                      2,707,500                       3,215,384
                                                                         ------------------------        ------------------------
                 Total other assets                                                     2,905,342                       3,356,806
                                                                         ------------------------        ------------------------

                                                                                     $ 46,909,413                    $ 36,162,995
                                                                         ========================        ========================

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                                                     $  6,993,371                    $  7,238,502
Current portion of long-term debt                                                       3,471,334                               -
Accrued expenses payable                                                                  943,042                         833,750
                                                                         ------------------------        ------------------------
                 Total current liabilities                                             11,407,747                       8,072,252

Long-term Liabilities:
Long-term debt (net of discount of $5,898,159  and
   $6,897,502 at January 31, 2000 and April 30, 1999,
   respectively)                                                                       58,844,088                      43,176,621
Convertible subordinated unsecured loan notes                                                   -                       1,550,700
                                                                         ------------------------        ------------------------
                 Total liabilities                                                     70,251,835                      52,799,573
                                                                         ------------------------        ------------------------

Stockholders' deficit:
Ordinary shares - par value 1 pence;                                                            -                         768,823
   415,001,376 authorized; 47,487,142 issued and outstanding
Common shares--par value $0.001 per share                                                  48,679                               -
   100,000,000 authorized; 48,678,837 issued and outstanding
Deferred shares - par value 1 pence;                                                            -                      19,611,767
   1,414,998,624 authorized; 1,217,155,912 issued and outstanding
Convertible shares - par value 1 pence;                                                         -                         278,000
   10,000,000 authorized; 10,000,000 issued and outstanding
Convertible shares - par value $0.001 per share;                                           10,000                               -
   10,000,000 authorized; 10,000,000 issued and outstanding

Additional paid-in-capital                                                             42,440,954                      21,042,094
Accumulated other comprehensive loss                                                      (31,376)                        (17,391)
Accumulated deficit                                                                   (65,810,679)                    (58,319,871)
                                                                         ------------------------        ------------------------
                 Total stockholders' deficit                                          (23,342,422)                    (16,636,578)
                                                                         ------------------------        ------------------------

                                                                                     $ 46,909,413                    $ 36,162,995
                                                                         ========================        ========================



     See accompanying notes to consolidated condensed financial statements

                                   AROC Inc.
                Consolidated Condensed Statements of Operations

                                                  Three                Three                Nine                  Nine
                                              Months Ended         Months Ended         Months Ended          Months Ended
                                            January 31, 2000     January 31, 1999     January 31, 2000      January 31, 1999
                                               (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                           ------------------   ------------------   ------------------    ------------------
Revenue:
Oil and gas revenue                             $  4,176,823          $ 1,222,596          $ 8,975,458         $    5,172,367
                                           ------------------   ------------------   ------------------    ------------------

Operating expenses:
Lease operating expense                            1,546,825              784,627            4,159,886              2,247,186
Depreciation, depletion, and
amortization                                       1,000,735              394,644            2,370,497              1,536,696
Impairment of oil and gas properties                       -                    -            2,499,824                      -
General and administrative expense                   976,268              968,596            2,558,107              2,547,268
                                           ------------------   ------------------   ------------------    ------------------

     Total operating expenses                      3,523,828            2,147,867           11,588,314              6,331,150
                                           ------------------   ------------------   ------------------    ------------------

Net operating income (loss)                          652,995             (925,271)          (2,612,856)            (1,158,783)

Other income (expense):
Loss on sale of assets                                     -                    -                    -                 (9,184)
Interest expense                                  (2,183,686)          (1,638,936)          (5,310,478)            (2,766,609)
Write-off of deferred loan costs                           -                    -                    -               (869,906)
Interest income                                        7,894                8,049               24,140                 20,165
Miscellaneous income (expense)                        55,552              (34,039)             408,386                 15,702
                                           ------------------   ------------------   ------------------    ------------------

Net loss for common shareholders                $ (1,467,245)         $(2,590,197)         $(7,490,808)        $   (4,768,615)
                                           ==================   ==================   ==================    ==================

Loss per share for common shareholders          $       (0.03)        $      (0.05)        $      (0.14)       $        (0.12)
                                           ==================   ==================   ==================    ==================

Weighted average number of shares
outstanding                                        53,186,615           52,487,142           52,720,300            38,533,266
                                           ==================   ==================   ==================    ==================


     See accompanying notes to consolidated condensed financial statements

                                                             AROC Inc.
                     Consolidated Condensed Statement of Stockholders' Deficit and Comprehensive Income (Loss)
                                                Nine Months Ended January 31, 2000

                                                                                            Accumulated
                                                                               Additional      Other
                            Ordinary      Deferred      Common    Convertible   Paid-in-   Comprehensive  Accumulated
                             Shares        Shares       Shares      Shares      Capital    Income/(Loss)     Deficit       Total
                            ---------  ------------  ----------- -----------  ------------ ------------- ------------- -------------
Balance at April 30, 1999   $ 768,823  $ 19,611,767  $         - $   278,000  $21,042,094    $(17,391)   $(58,319,871) $(16,636,578)

Conversion of Alliance       (768,823)  (19,611,767)      47,487    (268,000)  20,601,103           -               -             -
 shares

Conversion of convertible           -             -            -           -    1,550,700                                 1,550,700
 loan notes to warrants

Acquisition of American             -             -        1,192           -     (752,943)                                 (751,751)
 Rivers Oil Company

Comprehensive income
 (loss):
   Foreign exchange                 -             -            -           -            -     (13,985)              -       (13,985)
   Net loss current period          -             -            -           -            -           -      (7,490,808)   (7,490,808)
                                                                                                                         ----------
      Total comprehensive
       loss                                                                                                              (7,504,793)
                            ---------  ------------  ----------- -----------  ------------ ------------- ------------- -------------
Balance at January
 31, 2000                   $       -  $          -  $    48,679 $    10,000  $42,440,954    $(31,376)   $(65,810,679) $(23,342,422)
                            =========  ============  =========== ===========  ============ ============= ============= =============


     See accompanying notes to consolidated condensed financial statements

                                   AROC Inc.
                Consolidated Condensed Statements of Cash Flows

                                                                                                 Nine                    Nine
                                                                                             Months Ended            Months Ended
                                                                                           January 31, 2000        January 31, 1999
                                                                                             (unaudited)             (unaudited)
                                                                                         -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                   $(7,490,808)          $ (4,768,615)
     Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities
       Depreciation, amortization, and depletion                                                  2,370,497              1,536,696
       Loss on sale of assets                                                                             -                  9,184
       Impairment                                                                                 2,499,824                      -
       Write-off of deferred loan cost                                                                    -                869,906
       Amortization of deferred loan cost                                                           592,312                530,301
       Amortization of debt discount                                                                928,107                273,839

     Changes in assets and liabilities net of effects
       of acquisition:
       Accounts receivable                                                                         (915,252)               406,670
       Accounts payable                                                                            (520,990)              (850,994)
       Accrued expenses payable                                                                     352,079               (313,683)
       Other current assets                                                                        (595,382)                     -
       Deposits and other assets                                                                    (56,420)               142,270
       Other liabilities                                                                                  -               (139,626)
                                                                                         -------------------     -------------------
Net cash used in operating activities                                                            (2,836,033)            (2,304,052)
                                                                                         -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of Difco                                                                               -            (21,744,966)
       Acquisition of American Rivers                                                              (370,439)                     -
       Purchases of property and equipment                                                       (7,866,619)            (1,107,479)
       Proceeds from sale of property and equipment                                                 124,662              1,107,194
                                                                                         -------------------     -------------------
Net cash provided by (used in) investing activities:                                             (8,112,396)           (21,745,251)
                                                                                         -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt                                                  12,100,286             38,141,876
       Payment of long term debt                                                                   (541,147)           (22,566,762)
       Advances on notes payable                                                                          -              3,390,138
       Deferred loan and reorganization costs                                                       (13,373)            (1,072,739)
       Proceeds from issuance of common stock                                                             -              6,360,000
                                                                                         -------------------     -------------------
Net cash provided by financing activities                                                        11,545,766             24,252,513
                                                                                         -------------------     -------------------

Net increase in cash and cash equivalents                                                           597,337                203,210
Cash and cash equivalents at beginning of period                                                    286,158                408,439
                                                                                         -------------------     -------------------
Cash and cash equivalents at end of period                                                      $   883,495           $    611,649
                                                                                         ===================     ===================

Supplemental disclosures of cash flow information:
       Cash paid during the period for -
              Interest                                                                          $ 3,565,485           $  1,920,957
                                                                                         ===================     ===================

Supplemental schedule of noncash investing and financing activities:
Convertible shares issued to Difco shareholders                                                 $         -           $  7,208,000
Ordinary shares issued for settlement of various advisory and                                             -              7,772,000
  banking fees
Foreign exchange adjustment                                                                               -                 31,214
Overriding royalty interest conveyed to bank                                                              -              2,100,000
Conversion of convertible loan notes to warrants                                                  1,550,700                      -
Issuance of shares for American Rivers Oil Company                                                  105,453                      -

     See accompanying notes to consolidated condensed financial statements

             Notes to Consolidated Condensed Financial Statements


A.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------

AROC Inc. (the Company or AROC) is a Tulsa-based holding company of a group whose principal activities are the exploration, development, and production of oil and gas and the acquisition of producing oil and gas properties. AROC was incorporated and registered under the laws of Delaware on July 16, 1999. AROC's corporate headquarters are at 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

The consolidated condensed financial statements of the Company reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of January 31, 2000, and for all interim periods presented. All adjustments are normal recurring accruals.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with Alliance Resources PLC's April 30, 1999 audited consolidated financial statements and notes thereto contained in Alliance Resources PLC's Annual Report on Form 10-K for the year ended April 30, 1999 and American Rivers Oil Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 1999. The results of operations for the period ended January 31, 2000, are not necessarily indicative of the operating results to be achieved for the full year.


B.   Significant Events

On December 8, 1999, American Rivers Oil Company, a Wyoming corporation
(American Rivers) merged into the subsidiary of a new Delaware holding company (New Alliance) that acquired all of the shares of Alliance Resources PLC (Alliance). In the reincorporation, each shareholder of American Rivers received
 .11 shares of New Alliance, par value $0.001 per share, for each share of common stock or Class B common stock of American Rivers, resulting in the issuance of 1,191,695 shares of New Alliance. New Alliance acquired all of the outstanding ordinary shares of Alliance on the basis of one share of New Alliance common stock for each ordinary share of Alliance, resulting in the issuance of 47,487,142 shares of New Alliance. American Rivers treasury shares of 1,147,234 were retired as a result of the reincorporation.

In connection with the reincorporation, restricted convertible shares of Alliance were exchanged for 10,000,000 convertible restricted voting shares of New Alliance which may be converted into up to 20,000,000 shares of New Alliance's common stock dependent on the achievement of sales production levels from certain U.K. interests. Further, in exchange for convertible subordinated unsecured loan notes convertible into 1,193,581 ordinary shares of Alliance, New Alliance issued warrants to subscribe for 1,193,581 shares of New Alliance common stock. Also, in exchange for warrants to subscribe for 5,079,149 ordinary shares of Alliance, New Alliance issued warrants to subscribe for 5,079,149 shares of New Alliance common stock.

The Alliance shareholders received approximately 98% of the total common shares of New Alliance and the American Rivers shareholders received approximately 2% of the total common shares of New Alliance. As the Alliance shareholders own approximately 98% of the combined company, Alliance was treated as having acquired American Rivers for accounting purposes. Following reincorporation, New Alliance was renamed AROC Inc.

The assets and liabilities of American Rivers at the effective date of acquisition is as follows:

           Cash                                            $     853
           Oil and gas properties                             17,552
           Other assets                                        3,237
           Accounts payable                                  (45,742)
           Notes payable                                     (80,500)
                                                            ---------
                                                           $(104,600)
                                                           =========

In addition, transaction costs of approximately $647,151 were incurred by the Company and charged directly to equity. The consolidated condensed statements of operations include the results of operations of AROC since the effective date of the acquisition.

On December 21, 1999, AROC acquired various properties by issuing three separate notes to Lasco Energy Partners, L.P. (Lasco), SETEX Oil Company, L.P. (SETEX), and Picosa Creek Limited Partnership (Picosa) for an aggregate of $6,500,000 at an interest rate of 10% per annum. The notes mature on October 29, 2005 with interest payable on the last business day of each quarter. Until January 1, 2003, the Company has the option, in lieu of paying cash, of increasing the principal amount of the debt by the interest due.

The Company was not in compliance with certain covenants of the Bank of America loan agreements, which included but were not limited to the maintenance of minimum levels of working capital and interest coverage at January 31, 2000. Prior to these violations causing an event of default, which would have resulted in an acceleration of the repayment of the loans, the Company obtained waivers from the lenders for all covenant violations.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

The following is a discussion of the results of operations of the Company for the three and nine months ended January 31, 2000. This discussion should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements.

The factors which most significantly affect the Company's results of operations are (i) the sales prices of crude oil and natural gas, (ii) the level of total sales volumes, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from its existing oil and gas properties through its development activities. The following table reflects certain historical operating data for the periods presented:

                                                                       Nine Months Ended January 31
                                                                       ----------------------------
                                                            2000                                        1999
                                                           ------                                      ------
                                                   U.S.                U.K.                    U.S.               U.K.
                                           ---------------------------------------     --------------------------------------
Net Sales Volumes:
     Oil (Mbbls)                                    239                   -                     220                  -
     Natural Gas (MMcf)                           1,273               1,242                    1072                  -
     Oil Equivalent (MBOE)                          451                 207                     399                  -

Average Sales Prices (includes hedging
 activity):
     Oil (per Bbl)                               $15.23                   -                  $13.49                  -
     Natural Gas (per Mcf)                       $ 2.41              $ 1.82                  $ 2.08                  -

Operating Expenses per
equivalent barrel of Net Sales:
     Lease operating                             $ 7.82              $ 1.29                  $ 4.92                  -
     Severance tax                               $ 0.81                   -                  $ 0.71                  -
     Depreciation, depletion, and                $ 2.96              $ 4.38                  $ 3.85                  -
     amortization
     General and administrative                  $ 4.36              $ 2.84                  $ 6.38                  -

Average sales prices received by the Company for oil and gas have historically fluctuated significantly from period to period. Fluctuations in oil prices during these periods reflect market uncertainties as well as concerns related to the global supply and demand for crude oil. Average gas prices received by the Company fluctuate generally with changes in the spot market for gas. Relatively modest changes in either oil or gas significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity.

    Three Months Ended January 31, 2000 compared to the Three Months Ended
    -----------------------------------------------------------------------
                               January 31, 1999
                               ----------------

Total revenue from the Company's operations for the quarter ended January 31, 2000, increased to $4,176,823 from $1,222,596 for the quarter ended January 31, 1999. Revenues increased significantly over the comparable period a year earlier due principally to higher oil and gas prices, additional revenues received from the U.K. properties which began producing in August 1999, and additional revenues received from the properties acquired from Lasco, SETEX, and Picosa in December 1999.

Total operating expenses were $3,523,828 for the quarter ended January 31, 2000, compared to $2,147,867 for the same period in 1999. Lease operating expenses increased to $1,546,825 for the three month period ended January 31, 2000, compared to $784,627 for the same period in 1999. This was due to increases in workover expenses associated with raising production volumes in order to take advantage of higher oil and gas prices, additional expenses related to production from the U.K. properties, and the effect of the Lasco, SETEX, and Picosa properties acquired in December. Depreciation, depletion and amortization increased to $1,000,735 from $394,644 a year earlier due primarily to the increased production associated with the U.K., Lasco, SETEX, and Picosa properties. General and administrative expenses increased slightly to $976,268 during the quarter ended January 31, 2000, from $968,596 for the quarter ended January 31, 1999.

The net operating income of $652,995 for the quarter ended January 31, 2000, reflects an improvement of $1,578,266 over the net operating loss of $925,271 for the same period in 1999.

Interest expense increased to $2,183,686 for the quarter ended January 31, 2000, from $1,638,936 for the same period in 1999 as a result of the increase in long-term debt associated with the financing of the U.K. properties and the amortization of discounts related to long-term debt.

Net loss for common shareholders decreased to $1,467,245 ($0.03/share) for the three month period ending January 31, 2000, compared to a net loss for common shareholders of $2,590,197 ($0.05/share) for the comparable 1999 period.

     Nine Months Ended January 31, 2000 compared to the Nine Months Ended
     --------------------------------------------------------------------
                               January 31, 1999
                               ----------------

Total revenue from the Company's operations for the nine months ended January 31, 2000, was $8,975,458 compared to $5,172,367 for the nine months ended January 31,

1999. Revenues increased significantly over the comparable period a year earlier due principally to higher oil and gas prices, additional revenues received from the U.K. properties which began producing in August 1999, and additional revenues received from the properties acquired from Lasco, SETEX, and Picosa, in December 1999.

Total operating expenses increased to $11,588,314 for the nine months ended January 31, 2000, compared to $6,331,150 for the same period in 1999. Lease operating expenses increased to $4,159,886 in the 2000 period compared to $2,247,186 for the nine month period ended January 31, 1999. This was due to increases in workover expenses associated with raising production volumes in order to take advantage of higher oil and gas prices, additional expenses related to production from the U.K., Lasco, SETEX, and Picosa properties, and increased production taxes due to higher oil and gas prices. Depreciation, depletion, and amortization increased to $2,370,497 from $1,536,696 a year earlier due primarily to the increased production associated with the U.K. properties and the effect of the Lasco, SETEX, and Picosa properties acquired in December 1999. Impairment of oil and gas properties amounted to $2,499,824 for the nine months ended January 31, 2000 compared to $0 for the same period in 1999 due to ceiling test limitations related to the UK properties. General and administrative expenses increased slightly from $2,547,268 during the nine months ended January 31, 1999, to $2,558,107 during the 2000 period.

The net loss of $2,612,856 for the nine month period ended January 31, 2000, reflects an increase over the net operating loss of $1,158,783 for the nine month period ended January 31, 1999.

The increase in net loss for common shareholders to $7,490,808 ($0.14/share) for the nine month period ended January 31, 2000, from $4,768,615 ($0.12/share) is due primarily to the increase in interest expense and the impairment allowance of $2,499,824 attributable to the U.K. properties. Interest expense increased to $5,310,478 for the nine month period ended January 31, 2000, from $2,766,609 for the 1999 period due to the increase in notes payable and the amortization of discounts on notes payable. Miscellaneous income increased to $408,386 for the nine month period ended January 31, 2000, from $15,702 for the nine month period ended January 31, 1999, primarily due to the favorable settlement of a lawsuit.


Capital Resources and Liquidity
-------------------------------

The Company's capital requirements relate primarily to the development of its oil and gas properties and undeveloped leasehold acreage, exploration activities, and the servicing of the Company's debt. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous exploration and development program and the acquisition of additional reserves.

Cash Flows and Liquidity.  At January 31, 2000, AROC had current assets of
------------------------
$4.562 million and current liabilities of $11.408 million, which resulted in a working capital deficit of $6.845 million. Since April 30, 1999, the net current deficit has increased from $5.621 million to its current position. Current liabilities at January 31, 2000, increased to $11.408 million compared to $8.072 million at April 30, 1999. The increase was primarily due to the scheduled repayment of a portion of long-term debt.

For the nine months ended January 31, 2000, net cash used in the Company's operating activities was $2.836 million compared to cash used of $2.304 million for the nine months ended January 31, 1999. This decrease in cash flow from operating activities is substantially due to increased expenditures on workovers and U.K. production expenses.

Investing activities of the Company used $8.112 million in net cash flow for the nine months ended January 31, 2000, compared to $21.745 million for the nine months ended January 31, 1999. The $8.112 million in 2000 was associated with U.K. capital expenditures and the $6.500 million U.S. property acquisition completed in December 1999. The $21.745 million in 1999 was associated with the acquisition of Difco and the U.K. properties.

Financing activities provided $11.546 million for the nine months ended January 31, 2000, compared to $24.253 million for the nine months ended January 31, 1999. The reduction was due primarily to the Difco acquisition financing costs in 1999.

Capital Expenditures.  The timing of most of the Company's capital expenditures
--------------------
is discretionary. Currently, there are no material long-term commitments associated with the Company's U.S. capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow to fund U.S. capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary U.S. capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations.

The timing of the Company's U.K. capital expenditures is determined annually by a budget prepared by Burlington Resources, the operator of the U.K. properties, and approved by AROC. Currently, there are material commitments for the 2000 calendar year. These commitments will be met by funds available under the Company's credit facility and internally generated cash flow. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. (This is a forward-looking statement; refer to the Cautionary Statement Regarding Forward Looking Statements).

Financing Arrangements. Effective July 30, 1999 the loan agreement was amended
-----------------------
to revise the borrowing limit of Tranche B to $25,000,000 and reduce the limit of Tranche A to the identical amount. This enabled the Company to borrow an additional $5,000,000 as of July 30, 1999. The due date of Tranche B was extended from January 31, 2001 to July 31, 2001. The Company was not in compliance with certain covenants of the Bank of America loan agreements, which included but were not limited to the maintenance of minimum levels of working capital and interest coverage at January 31, 2000. Prior to these violations causing an event of default, which would have resulted in an acceleration of the repayment of the loans, the Company obtained waivers from the lenders for all covenant violations.

On December 21, 1999, AROC, acquired various properties by issuing three separate notes to Lasco Energy Partners, L.P. (Lasco), SETEX Oil Company, L.P. (SETEX), and Picosa Creek Limited Partnership (Picosa) for an aggregate of $6,500,000 at an interest rate of 10% per annum. The notes mature on October 29, 2005 with interest payable on the last business day of each quarter. Until January 1, 2003, the Company has the option, in lieu of paying cash, of increasing the principal amount of the debt by the interest due.

Financial Condition.  The accompanying financial statements have been prepared
-------------------
on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to incur losses, continues to experience working capital deficits and is obliged to commence repayments on the borrowings on October 30, 2000. These factors among others indicate the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Despite its negative cash flow, the Company has been able to secure financing to support its operations to date as noted above. The Company reached agreement with its principal lenders to amend certain provisions of the loan agreement to allow for additional borrowing capacity. The amendment does not, however, change the scheduled repayment dates, which commence on October 30, 2000.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to continue to comply with the terms of its borrowing agreements, to obtain additional financing or refinancing as will be required and ultimately to attain profitability. Management believes it has a business plan that, if successfully executed, will achieve these objectives. (This is a forward-looking statement; refer to the Cautionary Statement Regarding Forward Looking Statements).

Seasonality.  The results of operations of the Company are somewhat seasonal due
------------
to fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter, and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis.

Inflation and Prices.   In recent years, inflation has not had a significant
--------------------
impact on the operations or financial condition of the Company. The generally downward pressure on oil and gas prices during most of such periods has been accompanied by a corresponding downward pressure on costs incurred to acquire, develop, and operate oil and gas properties as well as the costs of drilling and completing wells on properties.

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for oil and gas have fluctuated significantly in recent years.

The following table sets forth the average price (net of hedging activity) received by the Company.

                                                       Oil               Gas-U.S.            Gas-U.K.
                                                ---------------      --------------      --------------
      Nine months ended January 31, 2000             $15.23               $2.41               $1.82
      Year ended April 30, 1999                      $13.20               $1.79                   -

During February 1999, the Company completed a transaction to hedge approximately 65% of its existing monthly gas production with a floor of $1.60/MMBTU and a cap of $2.07/MMBTU. This protected the Company from any severe declines in natural gas prices and conversely limited the benefit of prices in excess of the cap. During April 1999, the Company completed a transaction to hedge approximately 40% of its existing monthly oil production with a floor of $12.00/barrel. This protected the Company from any severe declines in oil prices. Both of the above mentioned hedges expired on October 31, 1999.

The Company currently has an instrument in place to hedge approximately 33% of its monthly oil production with a floor of $19.00/barrel and a cap of $24.00/barrel through June 2000. The Company also currently has an instrument in place to hedge approximately 60% of its monthly U.S. gas production with a floor of $2.40/MMBTU and a cap of $3.00/MMBTU through October 2000.

New Accounting Pronouncements. Statement of Financial Accounting Standards No.
------------------------------
133, Accounting for Derivatives Instruments and Hedging Activities (Statement
133), was issued by the FASB in June 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Statement 133 was amended by Statement No. 137 in June 1999 which delayed implementation until fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has not determined the impact of adopting Statement 133.

Item 3.  Quantitative and Qualitative Analysis on Market Risk
-------------------------------------------------------------

The Company's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. The Company's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt, and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps, collars and participating commodity hedges. By hedging only a portion of its market risk exposures, the Company is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

Historically, the Company has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, the Company's deliverable volumes. The Company attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

The Company does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. The Company's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose the Company to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

Personnel who have appropriate skills, experience and supervision carry out all derivative activity. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by senior management. The Company uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

Following are disclosures regarding the Company's market risk sensitive instruments by major category. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

Interest Rate Risks (non-trading). The Company uses both fixed and variable rate
---------------------------------
debts to partially finance operations and capital expenditures. As of January 31, 2000, the Company's debt consists of $50,601,851 in borrowings under its Credit Agreement which bear interest at a variable rate, and $17,531,230 in borrowings under its 10% senior subordinated notes which bear interest at a fixed rate. The Company hedges a portion of the risk associated with its variable rate debt through derivative instruments, which consist of, interest rate swaps and collars. Under the swap contracts, the Company makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce the Company's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate, which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $250,000 during the current fiscal year, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $0 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the current fiscal year. A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair value of $0 in the Company's senior subordinated notes from their fair value at January 31, 2000.

Commodity Price Risk (non-trading).  The Company hedges a portion of the price
-----------------------------------
risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of collars and participating hedges. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of February 1, 2000, the Company had entered into derivative commodity hedges covering an aggregate of 97,500 barrels of oil and 585,000 MMbtu's of gas that extend through December and October 2000 respectively. Under these contracts, the Company sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the price in effect as of January 31, 2000, would cause a loss in income and cash flows of $350,000 during the current fiscal year, assuming that oil and gas production remain at current levels. This loss in income and cash flows would be offset by a $60,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect.

PART II - OTHER INFORMATION
---------------------------


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

           SEC
           Exhibit
           No.              Description of Exhibits
           -------          -----------------------


          (27)          Financial Data Schedule
                        -----------------------

                        *27.1  Financial Data Schedule of AROC Inc.


      *Filed Herewith.

           (b)          Reports on Form 8-K
                        -------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          AROC Inc.



               /s/R. Schulte
          ---------------------------------------
          Robert Schulte, Chief Financial Officer

Date:  March 16, 2000