Form 10-K
period 2000-04-30
AROC INC
filed 2000-08-11
CIK 1093367

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED APRIL 30, 2000
                                      OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO
                                                -----  -----
                        COMMISION FILE NUMBER 000-28463

                                   AROC Inc.
            (Exact name of registrant as specified in its charter)


              DELAWARE                               74-2932492
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

       4200 EAST SKELLY DRIVE
            SUITE 1000
          TULSA, OKLAHOMA                              74135
(Address of principal executive offices)             (Zip code)

      Registrant's telephone number, including area code:  (918) 491-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                 Name of Each Exchange on Which Registered
-------------------                 -----------------------------------------
     (NONE)                                          (NONE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock $0.001 each
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates as of July 15, 2000 was approximately [$3,419,074]. Solely for purposes of this calculation, all shareholders holding more than 10% of the voting stock of the Company are assumed to be affiliates.

     On July 15, 2000, there were 55,278,837 shares of the Registrant's common stock outstanding, 1,780,303 shares of preferred stock outstanding and 10,000,000 shares of the Registrant's convertible restricted voting stock outstanding.

                      Documents Incorporated by Reference
                                     NONE

                                   AROC Inc.

                                   FORM 10-K
                       FISCAL YEAR ENDED APRIL 30, 2000
                       --------------------------------
                               TABLE OF CONTENTS

                                    PART I

Item 1.    Business                                                                                               1
                     ------------------------------------------------------------------------------------------
Item 2.    Properties                                                                                             3
                       ----------------------------------------------------------------------------------------
Item 3.    Legal Proceedings                                                                                      9
                              ---------------------------------------------------------------------------------
Item 4.    Submission of Matters to a Vote of Security Holders                                                   10
                                                                -----------------------------------------------

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                 10
                                                                                  ----------------------------
Item 6.    Selected Financial Data                                                                               11
                                    --------------------------------------------------------------------------
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 13
                                                                                                  ------------
Item 8.    Financial Statements and Supplementary Data                                                           18
                                                        ------------------------------------------------------
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  18
                                                                                                 -------------

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                                    18
                                                               ------------------------------------------------
Item 11.   Executive Compensation                                                                                20
                                   ----------------------------------------------------------------------------
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                        20
                                                                           ------------------------------------
Item 13.   Certain Relationship and Related Transaction                                                          22
                                                         ------------------------------------------------------

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      23
                                                                             ----------------------------------

---------------------------------------------------------------------------------------------------------------


Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated, or predicted.

                                    PART I

ITEM 1.  BUSINESS

     AROC Inc. (the Company or AROC) is a Tulsa-based holding company of a group whose principal activities are the exploration, development and production of oil and gas and the acquisition of producing oil and gas properties. AROC (formerly known as American Rivers Oil Company) was incorporated and registered under the laws of Delaware on July 16, 1999. AROC's corporate headquarters are at 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

     During the fiscal year ended April 30, 2000, AROC acquired all of the shares of Alliance Resources PLC (Alliance) on the basis of one share of AROC common stock for each ordinary share of Alliance, with the result that the former shareholders of Alliance then held approximately 98% of the outstanding shares of AROC. Therefore, Alliance is deemed to be the predecessor of AROC for all purposes and all financial data (and, consequently, all oil and gas reserve information, descriptions of properties and business and all information associated with financial or reserve information prior to the acquisition of Alliance) relate to Alliance. Furthermore, unless the context otherwise requires, all references to "AROC" or "the Company" include Alliance Resources PLC, AROC Inc. and all of their subsidiaries and/or affiliates.

RECENT DEVELOPMENTS

     On May 2, 2000, AROC completed the acquisition of additional oil and gas properties, a refinancing of its debt and issuance of a new series of preferred stock. The transactions involved several different elements.

     Effective May 1, 2000, AROC designated 2,200,000 shares of its authorized preferred stock as Series A Preferred Stock. The Series A Preferred Stock accrues cumulative dividends at the rate of $5.00 per share per year, payable semiannually. Until May 1, 2002, dividends are payable in kind through the issuance of additional shares of preferred stock at a price equal to the fair market value of the preferred stock at the time of the payment. The preferred stock has a liquidation preference of $50.00 per share and may be redeemable at $50.00 per share at either the Company's or the holder's option upon the occurrence of certain events. Each share of preferred stock is convertible at any time into 384.6 shares of the Company's common stock and has the right to vote in all matters on the same basis as if the preferred stock had been converted into common stock. The terms of the preferred stock prohibit the Company from taking certain actions without the consent of the holders of the preferred stock.

     On May 2, 2000, the Company sold to Bank of America, N.A. (Bank of America), EnCap Equity 1996 Limited Partnership (EnCap 1996 LP), Energy Capital Investment Company PLC (ECIC), El Paso Capital Investments, L.L.C. (El Paso), EF-II Holdings, LLC (EF-II), Picosa Creek Limited Partnership (Picosa) and EnCap Investments, L.L.C. (EnCap Investments) 850,163 shares of the Company's newly created Series A Preferred Stock for a total consideration of approximately $42.5 million, received in satisfaction of outstanding obligations to those parties and in consideration of cash and the purchase of an oil and gas property interest.

     Also on May 2, 2000, pursuant to four separate Purchase and Sale Agreements by and between (i) EnCap Equity 1994 Limited Partnership (EnCap 1994 LP), (ii) ECIC and ECIC Corporation, (iii) EnCap 1996 LP, and (iv) Mountaineer Limited Partnership, and the Company, the Company also acquired direct or indirect ownership of oil and gas properties having a net present value, discounted at 10%, of approximately $62 million at May 1, 2000, using non-escalated prices of $2.50 per mcf of gas and $22.00 per barrel of oil. The properties include approximately 280 wells located in Texas, Louisiana, New Mexico, and Wyoming. The properties were acquired in exchange for the issuance to the sellers of an aggregate of 930,140 shares of the Company's Series A Preferred Stock.

     In addition, on May 2, 2000, the Company entered into a Purchase Agreement providing for the sale to EnCap 1996 LP, ECIC and El Paso of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, the Company issued to EnCap 1996 LP, ECIC and El Paso warrants to purchase a total of 39,541,233 shares of the Company's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such Purchase Agreement.

     As a result of these transactions, the Company has outstanding 55,278,837 shares of common stock, 10,000,000 convertible restricted voting shares, warrants to purchase 45,813,963 shares of common stock, and 1,780,303 shares of Series A Preferred Stock that are convertible into an aggregate of 684,731,923 shares of common stock. EnCap 1996 LP, EnCap 1994 LP, ECIC, EnCap Investments, Picosa, EF-II and El Paso have the right to vote in the aggregate approximately 80% of the Company's voting securities and Bank of America and its affiliates have the right to vote approximately 11.6% of the Company's voting securities.

     Pursuant to a Credit Agreement dated as of May 1, 2000, among AROC, Toronto Dominion (Texas), Inc., individually and as Agent, and the lenders named in that agreement (the TD Credit Agreement), the Company obtained a new $35,000,000 credit facility. At May 2, 2000, the outstanding principal balance under the TD Credit Agreement and EnCap subordinated notes was $25,000,000 and $17,000,000, respectively. The credit facility is secured by a first lien on substantially all of the Company's assets and the credit facility imposes certain restrictions on the Company's activities, including the payment of dividends and purchases of stock. The credit facility provides for a revolving line of credit for three years. Borrowings under the credit facility bear interest at either the LIBOR rate plus from 1.75% to 3.0% or the agent's prime rate plus from .25% to 1.5%, at the Company's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility. The borrowing base for the credit facility will typically be redetermined semiannually, although the lenders and borrowers have the right to make a redetermination at any time.

     A portion of the proceeds of the cash received from the credit facility and the sale of the subordinated notes were used to satisfy the Company's obligations under its previous credit facility with Bank of America and the remainder will be used for working capital.

COMPETITION

     The oil and natural gas industry is highly competitive in all its phases. AROC encounters strong competition from many other energy companies in acquiring economically desirable producing properties and drilling prospects and in obtaining equipment and labor to operate and maintain its properties. As these trends toward increasing competition continue, local-market knowledge, operating efficiency, access to supplies and other factors will affect AROC's success.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     Oil and gas production is subject to regulation under many international and U.S. Federal and State statutes, rules, orders and regulation. Permits for drilling, reworking and recompletion operations, drilling bonds and reports concerning operations are required. Most jurisdictions have regulations governing conservation matters, establishing maximum rates of production and the regulation of the spacing, plugging and abandonment of wells.

     Environmental laws and regulations may affect the Company's operations and costs. In particular, production and saltwater disposal operations and use of facilities from treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulations. Environmental regulations are subject to frequent change and the Company cannot predict ongoing costs of compliance or the future impact of such regulations on operations.

OPERATIONS HAZARDS AND INSURANCE

     The operations of the Company are subject to all risks inherent in the exploration for and production of oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, formation, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risks but, in accordance with standard industry practice, the Company is not fully insured for all risks, either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

EMPLOYEES

     At April 30, 2000, AROC had 20 management and administrative employees and 20 technical and operating employees, none of whom belonged to a union. The employees include 31 people located in its Tulsa, Oklahoma office, 8 people in the Tensaw, Alabama office who conduct lease operations in the Company's South Carlton Field, and 1 field person in Louisiana. The Company's other field activities are accomplished through independent contractors. The Company believes its relations with its employees and contractors are excellent.

MARKETING

     AROC's production is primarily from developed fields close to major pipelines or refineries and established infrastructure. As a result, AROC has not experienced any difficulty in finding a market for its product as it becomes available or in transporting its product to those markets.

Oil Marketing

     AROC markets its oil to a variety of purchasers, most of which are large, established companies. The oil is generally sold under short-term contracts with the sales price based on an applicable posted price, plus a negotiated premium. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead.

Gas Marketing

     Virtually all of AROC's gas production is close to existing pipelines and, consequently, AROC generally has a variety of options to market its gas. AROC sells the majority of its gas on the spot market, with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the applicable index.

ITEM 2.  PROPERTIES

PRODUCTION

UK (East Irish Sea) Properties

AROC owns non-operated interests in 9 licenses comprising 12 blocks or part-blocks in the East Irish Sea, offshore UK. The licenses which are operated by Burlington Resources (East Irish Sea) Limited, contain 5 proven gas accumulations, namely the Millom, Dalton, Calder, Crossans and Darwen gas fields. Two of these fields, the Millom and Dalton fields, came on-stream on August 11, 1999. Currently, 3 wells are producing via sub-sea completions tied into the North Morecambe Platform. Gas is currently gathered on the North Morecambe platform where it is transported via a 20 mile, 36 inch diameter gas pipeline to onshore processing facilities at Westfield Point, near Barrow-in-Furness, on the west coast of England. From Westfield Point the gas is sold into the UK National Transmission System. Estimated net remaining reserves for the 5 proven gas accumulations as of April 30, 2000 were 63,429 MMcf of gas. AROC has a 10% working interest in these fields.

Gas sales from the producing properties accounted for all of AROC's revenues from U.K. operations for the year ended April 30, 2000. The following summarizes AROC's principal areas of oil and gas production activity in the U.K. as of April 30, 2000.

Dalton Field. The Dalton Field is located approximately 6 miles southwest of the North Morecambe field central platform in a water depth of 123 ft. In April 2000 the field produced at an average gross rate of 58 MMcfgpd (5.8 MMcfgpd net to AROC's revenue interest in the property) from 2 wells (Dalton R1 and R2) that were completed in sandstones of Triassic age at a depth of approximately 3,300 ft. The Dalton R1 well was drilled and completed as a producer in April of 1999 and the Dalton R2 was completed in May 1999 following re-entry of the previously suspended 110/2b-9 well. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 5,518 MMcf of gas.

Millom Field. The Millom Field is located approximately 6 miles north west of the North Morecambe field central platform in a water depth of 110 ft. In April 2000 the field produced at an average gross rate of 7 MMcfgpd (0.7 MMcfgpd net to AROC's revenue interest in the property) from 1 well (Millom Q1) which was completed in sandstones of Triassic age at a depth of around 4,100 ft. The Millom Q1 well was completed as a producer in June of 1999 following re-entry of the previously suspended 113/27-4/4Z well. A minimum facilities fixed pile platform has since been installed at West Millom and drilling of the first of 3 wells from this facility is underway, two of which are to utilize multi-lateral technology. First production from the West Millom platform is expected in September 2000. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 20,321 MMcf of gas.

In addition to these fields, AROC has a working interest in other properties in the East Irish Sea, including the "Rivers Fields Complex", comprising the Calder, Crossans and Darwen fields. AROC is currently evaluating alternatives for the development of these fields. Net proved reserves to AROC's interest in these other properties at April 30, 2000 were 37,590 MMcf of gas.

U.S. Properties

AROC owns and operates producing properties in 12 states in the U.S., with proved reserves located primarily in the states of Mississippi, Louisiana, Oklahoma, Texas and Alabama. AROC continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable oil and gas properties or areas of operation that are not consistent with its operating philosophy.

AROC operates 281 producing or potentially productive wells in these areas and also owns non-operated working interests in 208 producing or potentially productive wells and non-operated royalty interests in a further 119 wells. Oil and gas sales from the producing oil and gas properties accounted for substantially all of AROC's revenues from U.S. operations for the year ended April 30, 2000.

The following summarizes AROC's principal areas of oil and gas production activity in the U.S. as of April 30, 2000.

South Carlton Field, Alabama. The South Carlton field is located in Clarke and Baldwin Counties in southwest Alabama. AROC operates 60 active producing or potentially productive oil wells and 3 salt-water disposal wells. Production is from the Massive and Pilot Sands of the Tuscaloosa Formation at depths of 5,250-6,000 ft. In April 2000 the field produced at an average gross rate of 427 Bopd (353 Bopd net to AROC's revenue interest in the property) from 37 active producers. AROC has a 100% working interest in the field. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 5,700 MBbls of oil.

Chittim Ranch Field, Texas. The Chittim Ranch field is located in Maverick County in southwest Texas. AROC operates 6 active producing gas wells in the field and has a working interest in approximately 12,800 acres, which is partially under a farmout agreement with TXCO, Inc. The field produces principally from the Rodessa carbonates at a depth of 5,300 ft. with minor production having been established in the Austin Chalk at a depth of 1,100 ft. In April 2000 these 6 active wells produced at an average gross rate of 5 Bopd and 0.7 MMcfgpd (3 Bopd and 0.4 MMcfgpd net to AROC's revenue interest in the property). The property was acquired in December 1999 and AROC's current working interest in the property is approximately 82%. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 63 MBbls of oil and 9,712 MMcf of gas.

Oakhill Field, Texas. The Oakhill field is located in Gregg County in northeast Texas. The property was acquired in December 1999 and AROC currently owns a 100% working interest in the Grissom and Kuykendall leases covering an area in excess of 225 acres in the Lake Cherokee area. Production has not yet been established on the leases and AROC is preparing to spud its first well on the Grissom lease by Mid-October 2000. The field is productive in the Cotton Valley Formation in offset leases at a depth of approximately 11,000 ft. Notably, immediately to the south of the Grissom lease, Torch Operating Company has recently completed a number of wells that had initial production rates in excess of 2 MMcfgpd. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 19 MBbls of oil and 6,444 MMcf of gas.

Black Warrior Basin Fields, Mississippi and Alabama. AROC owns operated and non-operated working interests in 83 wells (32 operated, 51 non-operated) and 12 non-operated royalty interests in Lamar, Fayette and Pickens Counties, Alabama and Lee and Chickasaw Counties, Mississippi. Production from these wells is from multiple sandstone of Mississippian age at depths of 1,900 to 4,600 ft.
The fields produced at a combined average gross rate of 330 Bopd and 3.9 MMcfgpd for the month of April 2000 (9 Bopd and 1.2 MMcfgpd net to AROC's revenue interest in the properties).

AROC's working interest in the properties varies between 1.8% and 100%. The estimated net remaining reserves to AROC's interest in these fields as of April 30, 2000 were 5 MBbls of oil and 8,931 MMcf of gas.

Tinsley Field, Mississippi. The Tinsley field is located in Yazoo County, Mississippi. AROC operates 11 active producing or potentially productive oil wells and 2 salt-water disposal wells in the field. The field produces from Upper Cretaceous age Eutaw Sandstones at a depth of approximately 4,500 ft. In April 2000 the field produced at an average gross rate of 92 Bopd (76 Bopd net to AROC's revenue interest in the property) from 4 active producing wells. Subsequent workover operations have boosted gross oil production to over 115 Bopd. AROC's working interest in the property is 100%. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 579 MBbls of oil.

Bolton Field, Mississippi. The Bolton field is located in Hinds County, Mississippi. AROC operates 1 active producing well in the field. The Ernest Roberts G.U. #1 well is currently producing from Cotton Valley Formation sandstones at a depth of approximately 16,000 ft. In April 2000 the well produced at an average gross rate of 31 Bopd and 1.1 MMcfgpd (23 Bopd and 0.8 MMcfgpd net to AROC's revenue interest in the property). AROC's working interest in the property as of April 30, 2000 was 91%. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 122 MBbls of oil and 2,775 MMcf of gas.

South Elton Field, Louisiana. The South Elton field is located in Jefferson Davis Parish in southwest Louisiana. AROC operates 7 active producing or potentially productive oil and gas wells and 2 salt-water disposal wells in the field. This field produces principally from Oligocene age sandstone of the Homeseekers C and D Formations at a depth of approximately 9,000 ft. In April 2000 the field produced at an average gross rate of 106 Bopd (75 Bopd net to AROC's revenue interest in the property). Gas production has subsequently been re-established and the field is now producing gas at a gross rate of approximately 0.4 MMcfgpd (0.3 MMcfgpd net to AROC's revenue interest in the properties). Recent workover activities have increased gross oil production by a further 20 Bopd. AROC's current working interest in the properties is on average approximately 97%. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 221 MBbls of oil and 554 MMcf of gas.

Jefferson Island Field, Louisiana. The Jefferson Island field is located in Iberia Parish in southwest Louisiana. AROC currently has a 67% working interest in a 525-acre lease that was farmed out to Continental Resources Inc. in 1998. The first well under the farmout agreement was successfully drilled and completed in September 1999 and AROC has a 33% working interest in the well and the related unit. The Continental JISMC #1well was productive in sandstones of Siphoni Davisi age and in April 2000 was producing at an average gross rate of 6 Bopd and 0.9 MMcfgpd (2 Bopd and 0.2 MMcfgpd net to AROC's revenue interest in the property). If Continental drills and completes a second commercially productive well, it will earn an additional one-third working interest in the remainder of the lease. Several more locations remain to be drilled on the lease and the estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 115 MBbls of oil and 552 MMcf of gas.

War-Wink South Field, Texas. AROC owns a non-operated working interest in 47 active wells in the War-Wink South field, Ward County, Texas. This field produces from the Fusselman, Atoka, Wolfcamp and Cherry Canyon Formations at depths ranging from 6,200 to 17,500 ft. In March 2000, these 47 active wells produced at a combined average gross rate of 423 Bopd and 5.1 MMcfgpd (24 Bopd and 0.4 MMcfgpd net to AROC's revenue interest in the properties). AROC's working interest in the properties is approximately 10%. The estimated net remaining reserves to AROC's interest in the field as of April 30, 2000 were 92 MBbls of oil and 386 MMcf of gas.

In addition to these fields, AROC has other producing properties and associated activities in the U.S. Net proved reserves to AROC's interest in these properties as of April 30, 2000 were 1,746 MBbls of oil and 7,961 MMcf of gas.

RESERVES

     Lee Keeling and Associates, Inc. (LKA), AROC's independent petroleum engineering consulting firm, has made estimates of AROC's oil and gas reserves at April 30, 2000. LKA's report covers the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to AROC's estimated future net cash flows therefrom.

     The quantities of AROC's proved reserves of oil and natural gas presented below include only those amounts which AROC reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of AROC's proved developed reserves. AROC's proved undeveloped reserves include only those quantities which AROC reasonably expects to recover from the drilling of new wells based on geological evidence from offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspective than the risks of recovering proved developed reserves.

     As required by the Securities and Exchange Commission, the estimates of net proved reserves and proved developed reserves and the estimated future net revenues from such reserves set forth below, have been made in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Estimated future net cash flows from proved reserves are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the report. The estimated future production is priced at current prices at the date of the report. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on cost levels at the date of the report. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. The discounted value was computed by discounting future net revenues at 10% per annum, without deduction for income taxes.

     The following table sets forth estimates of the proved oil and natural gas reserves of AROC at April 30, 2000, as evaluated by LKA.

                                              Oil (MBbls)                                         Gas (Mmcf)
                          -----------------------------------------------     -----------------------------------------------
                              Developed       Undeveloped       Total           Developed         Undeveloped       Total
                              ---------       -----------       -----           ---------         -----------       -----
U.S. Reserves
-------------
Alabama                           4,151             1,564       5,715               5,076                   -       5,076
Louisiana                           636               113         749               1,701                 323       2,024
Mississippi                         787               162         949               7,014                   -       7,014
Oklahoma                             49                 -          49               1,809                 547       2,356
Texas                               587               110         697               5,210              15,438      20,648
Other                               502                 1         503                 197                   -         197
                                  -----             -----       -----              ------              ------      ------
Total                             6,712             1,950       8,662              21,007              16,308      37,315
                                  =====             =====       =====              ======              ======      ======



                                              Oil (MBbls)                                       Gas (Mmcf)
                             -----------------------------------------         ------------------------------------------
                              Developed       Undeveloped       Total           Developed       Undeveloped        Total
                              ---------       -----------       -----           ---------       -----------        -----
U.K. Reserves
----------------------
All Fields                            -                 -           -               7,256            56,173       63,429
                                  =====             =====       =====              ======            ======       ======

The following table sets forth amounts as of April 30, 2000 determined in accordance with the requirements of the applicable accounting standards pertaining to the estimated future net cash flows from production and sale of the proved reserves attributable to AROC's oil and gas properties before income taxes and the present value thereof. NYMEX benchmark prices used in determining the future U.S. net cash flow estimates at April 30, 2000 were $25.74 per barrel for oil and $3.141 per MMBtu for gas, adjusted for location and grade. A delivery price of 12.45 pence per therm was used in determining the future U.K. net cash flow estimates at April 30, 2000.

                                                                              Proved               Proved               Total
                                                                             Developed          Undeveloped             Proved
                                                                             Reserves             Reserves             Reserves
                                                                          ----------------------------------------------------------
U.S. Reserves                                                             (in thousands)       (in thousands)       (in thousands)
-------------
Estimated future net cash flows from proved
     reserves before income taxes                                         $     107,088        $      42,508        $     149,596
                                                                          =============        =============        =============
Present value of estimated future net cash flows
     from proved reserves before
     income taxes (discounted at 10%)                                     $      43,152        $      22,256        $      65,408
                                                                          =============        =============        =============
Standardized Measure                                                      $      39,591        $      18,099        $      57,690
                                                                          =============        =============        =============

U.K. Reserves
-------------
Estimated future net cash flows from proved
     reserves before income taxes                                         $      6,522         $     42,651         $     49,173
                                                                          ============         ============         ============
Present value of estimated future net cash flows
     from proved reserves before
     income taxes (discounted at 10%)                                     $      4,537         $     12,090         $     16,627
                                                                          ============         ============         ============
Standardized Measure                                                      $      1,765         $     13,662         $     15,427
                                                                          ============         ============         ============

     The estimation of oil and gas reserves is a complex and subjective process which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Assumptions have to be made regarding the timing of future production and the timing and amount of future development and production costs. The calculations assume that economic conditions existing at the end of the reporting period will continue. Other, but equally valid, assumptions might lead to a significantly different final result. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geologic interpretation, and thus represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of such estimate. The information provided, therefore, does not represent management's estimate of AROC's expected future cash flows or value of proved reserves.

     Estimates of AROC's proved reserves have never been filed or included in reports to any United States federal authority or agency, other than the Securities and Exchange Commission.

     For further information on reserves, costs relating to oil and gas activities, and results of operations from producing activities, see Note 16 to the Consolidated Financial Statements--Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited) incorporated by reference herein.

     The following table sets forth AROC's producing wells at April 30, 2000.

                                                             Productive Wells
                                 Oil                              Gas                              Total
                  -------------------------------------------------------------------------------------------------------
                        Gross            Net             Gross             Net            Gross              Net
                    -------------  ---------------  ----------------  -------------  ---------------  -----------------

U.S.                          340            179.1               149           57.6              489              236.7
                    =============  ===============  ================  =============  ===============  =================

U.K.                            -                -               3.0            0.3              3.0                0.3
                    =============  ===============  ================   ============  ===============  =================


     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 12 had multiple completions.

Developed and Undeveloped Acreage

     The following table sets forth the developed and undeveloped leasehold acreage held by AROC at April 30, 2000. Developed acres are acres that are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which AROC has a working interest. Net acres are the sum of AROC's fractional interests owned in the gross acres.

     States in which AROC held developed and undeveloped acreage at April 30, 2000 include Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.

        U.S.                                Gross                Net
        ----                            --------------     ---------------

        Developed acreage                     27,011.9            20,102.7
        Undeveloped acreage                   10,956.6             8,428.5
                                        --------------     ---------------
        Total                                 37,968.5            28,531.2
                                        --------------     ---------------

        U.K.                                Gross                Net
        ----                            --------------     ---------------

        Developed acreage                     41,360.4             3,945.0
        Undeveloped acreage                  159,297.6            15,194.0
                                        --------------     ---------------
        Total                                200,658.0            19,139.0
                                        --------------     ---------------

PRODUCTION, UNIT PRICES AND COSTS

   The following table sets forth information with respect to sales of production and average unit prices and costs for the periods indicated.

                                                              Year ended April 30
                                                      -------------------------------------
                                                       1998 (2)         1999 (2)         2000
                                                --------------------------------------------------

        Production:
                Gas (Mmcf)                                1,689             1,402           3,406
                Oil (MBbls)                                 396               278             279

        Average sales prices (1)
                Gas (per Mcf)                          $   2.36          $   1.79        $   2.25
                Oil (per Bbl)                          $  15.75          $  13.20        $  17.35

        Average production costs per BOE (3)           $   8.13          $   6.05        $   8.13

(1) After giving effect to the impact of AROC's price hedging arrangements. Without such hedging arrangements, the average sales prices for the years ended April 30, 2000, 1999, and 1998 would have been $17.80, $10.11 and
     $15.14 for oil and $2.29, $1.92, and $2.34 for gas, respectively.

(2) No figures are included for U.K. production activities since first production started mid-August 1999.

(3) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, lease overhead, maintenance and repair, labor and utilities.

     DRILLING ACTIVITY

     During the periods indicated, AROC drilled or participated in the drilling of the following exploratory and development wells. The information excludes wells in which AROC has only an overriding interest.

                                                       Year ended April 30
                        -------------------------------------------------------------------------------
                                    1998                      1999                       2000
                        -------------------------------------------------------------------------------
                             Gross          Net         Gross       Net          Gross          Net
                          -----------  -------------  ---------  ----------  -------------  -----------
U.S.
------
Exploratory:
        Productive                  -              -          -           -              -            -
        Non-Productive              1           0.10          -           -              -            -
                          -----------  -------------  ---------  ----------  -------------  -----------
          Total                     1           0.10          -           -              -            -
                          ===========  =============  =========  ==========  =============  ===========

Development:
        Productive                  7           0.53          -           -            1.0         0.34
        Non-Productive              -              -          -           -              -            -
                          -----------  -------------  ---------  ----------  -------------  -----------
          Total                     7           0.53          -           -            1.0         0.34
                          ===========  =============  =========  ==========  =============  ===========

Total:
        Productive                  7           0.53          -           -            1.0         0.34
        Non-Productive              1           0.10          -           -              -            -
                          ----------  --------------  ---------  ----------  -------------  -----------
          Total                     8           0.63          -           -            1.0         0.34
                          ==========  ==============  =========  ==========  =============  ===========
U.K.
------
Development:
        Productive                  -              -        1.0         0.1              -            -
        Non-Productive              -              -          -         0.0              -            -
                          -----------  -------------  ---------  ----------  -------------  -----------
          Total                     -              -        1.0         0.1              -            -
                          ===========  =============  =========  ==========  =============  ===========

     At April 30, 2000, AROC was participating in the drilling of one oil and gas well.

     All of AROC's drilling activities are conducted with independent contractors. AROC owns no drilling equipment.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, AROC conducts only a perfunctory title examination at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted and curative work is performed with respect to significant defects. During acquisitions, title reviews are performed on all material properties being acquired.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a named defendant in lawsuits, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not believe the outcome of these lawsuits to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MARKET INFORMATION AND DIVIDENDS

     The Ordinary Shares of Alliance were traded on the London Stock Exchange under the symbol "ARS" until January 11, 2000. The Common Stock of AROC is not listed or quoted.

     The following table sets forth in pounds, for the calendar quarter indicated, the high and low sales prices for the Alliance Shares on the London Stock Exchange (in pence) for the periods indicated derived from the official list of the London Stock Exchange. Bid quotations represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                  Prices
                                              Alliance Shares
                                        ----------------------------
                                             High          Low
Fiscal year ended April 30, 1999
     First Quarter                           32.5          32.5
     Second Quarter                          32.5          32.5
     Third Quarter                            19             8
     Fourth Quarter                            8            4.5
Fiscal year ended April 30, 2000
     First Quarter                            7.5           4.5
     Second Quarter                            6             4
     Third Quarter                             7           3.25
     Fourth Quarter                            -             -

     As of April 30, 2000, the approximate number of record holders of the AROC Common Shares was 3,499.

     Quotations for shares listed on the London Stock Exchange are not generally readily available in newspapers or other publication in the United States, but are available in the daily U.S. edition of the Financial Times.

     AROC has not paid any cash dividends on the AROC Shares for at lease the last two complete fiscal years. In addition, AROC is now restricted from paying dividends under the Company's credit agreement with the Toronto Dominion Bank.

EXCHANGE RATES

     The table below sets forth, for the periods and dates indicated, certain information regarding the U.S. dollar/pound sterling exchange rate, based on the Noon Buying Rate, expressed in U.S. dollars per (Pounds)1.00.

  Calendar Year     Period End     Average Rate     High      Low
  -------------     ----------     ------------     ----     -----
     1998              1.67            1.66         1.74     1.61
     1999              1.61            1.62         1.66     1.55
     2000 (1)          1.56            1.60         1.65     1.56

(1) 2000 exchange rates are for the period from January 1, 2000 to April 30, 2000 only.

ITEM 6.  SELECTED FINANCIAL DATA

     On May 1, 1997, the Company completed its acquisition of LaTex. The acquisition resulted in the issuance of 21,448,747 shares to the former shareholders of LaTex compared to the 8,103,816 shares then outstanding. As a result, the former LaTex shareholders had a controlling interest in the combined company and so for accounting and financial reporting purposes, LaTex is treated as having acquired the Company (Reverse Acquisition). The historical financial information for all financial periods to April 30, 1997 reflect the results of operations and assets and liabilities of LaTex. LaTex's fiscal year end was July 31, whereas that of the Company is April 30.

     On December 8, 1999, AROC acquired a majority of the shares of Alliance on the basis of one share of AROC common stock for each ordinary share of Alliance, with the result that the former shareholders of Alliance then held approximately 98% of the outstanding shares of AROC. Therefore, Alliance is deemed to have acquired AROC for accounting purposes. The historical financial information for all financial periods from April 30, 1997 to December 8, 1999 reflects the results of operations and assets and liabilities of Alliance.

The selected financial information presented below should be read in conjunction with the Company's audited financial statements and the notes thereto included under Item 8 and Management's Discussion and Analysis of financial Condition and Results of Operations at item 7.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
        (in thousands, except per share amounts and average sales data)

                                                            Year ended    Nine months              Year ended April 30
                                                              July 31   ended April 30   ----------------------------------------
                                                               1996          1997           1998           1999            2000
                                                           ------------ --------------   ---------      ---------       ---------
Income Statement Data:
    Revenues:
        Oil and gas sales                                   $  11,980     $   5,699       $  10,210     $   6,234       $  12,506
        Crude oil and gas marketing                               540           146               -             -               -
                                                            ---------     ---------       ---------     ---------       ---------
            Total revenues                                     12,520         5,845          10,210         6,234          12,506
                                                            ---------     ---------       ---------     ---------       ---------
    Operating expenses:
        Lease operating expense                                 5,472         3,117           5,506         3,096           6,884
        Cost of crude oil and gas marketing                       133            16               -             -               -
        Cessation of overseas exploration (1)                   3,447             -               -             -               -
        General and administrative                              2,893         3,481           3,364         3,486           3,930
        Depreciation, depletion and amortization                3,511         1,542           2,598         1,671           3,128
        Impairment of oil and gas properties                        -             -               -        28,260           2,500
        Loss on termination of derivative contract (2)              -             -           1,128             -               -
                                                            ---------     ---------       ---------     ---------       ---------
            Total operating expenses                           15,456         8,156          12,596        36,513          16,442
                                                            ---------     ---------       ---------     ---------       ---------
        Loss from operations                                   (2,936)       (2,311)         (2,386)      (30,279)         (3,936)
                                                            ---------     ---------       ---------     ---------       ---------

    Other income (expense):
        Equity in losses and write-offs of investments
            in affiliates                                      (4,034)          (20)              -             -               -
        Write-off deferred loan costs                               -             -               -          (870)              -
        Gain (loss) on sale of assets                               -             -              35            (9)              -
        Interest income                                           280            52              62            26              32
        Interest expense                                       (2,830)       (2,102)         (2,573)       (3,355)         (7,530)
        Miscellaneous income (expense) (3)                     (1,810)           (8)            133            23             461
                                                            ---------     ---------       ---------     ---------       ---------
      Net loss before income taxes                            (11,330)       (4,389)         (4,729)      (34,464)         (10,973)
    Income tax expense                                              -             -               -             -               -
                                                            ---------     ---------       ---------     ---------       ---------
        Net loss                                              (11,330)       (4,389)         (4,729)      (34,464)        (10,973)
    Preferred stock dividends                                     571           518               -             -               -
                                                            ---------     ---------       ---------     ---------       ---------
        Net loss for ordinary shareholders                  $ (11,901)    $  (4,907)      $  (4,729)    $ (34,464)      $ (10,973)
                                                            =========     =========       =========     =========       =========

    Income (loss) per share                                 $   (0.57)    $   (0.23)      $    (.15)    $   (0.82)      $   (0.21)
                                                            =========     =========       =========     =========       =========

    Weighted average shares outstanding (4)                    20,763        21,638          31,126        41,936          53,281
                                                            ---------     ---------       ---------     ---------       ---------

Balance Sheet Data (end of period):
    Total assets                                            $  36,493     $  30,858       $  34,760     $  36,162       $  46,365
    Net property, plant and equipment                          29,473        26,708          29,808        30,355          40,200
    Working capital (deficit)                                 (27,970)       (9,620)         (9,480)       (5,621)         (6,922)
    Long term debt                                                  -        18,095          18,792        43,177          63,057
    Stockholders' equity (deficit)                              3,846            85           2,183       (16,637)        (26,843)

Reserve and Production Data:
    Production:
        Oil (MBbls)                                               405           190             396           278             279
        Gas (MMcf)                                              3,481         1,640           1,689         1,402           3,406
    Average sales prices:
        Oil (per Bbl)                                       $   15.24     $   15.34       $   15.75     $   13.20       $   17.35
        Gas (per Mcf)                                            1.67          1.70            2.36          1.79            2.25
    Proved reserves (end of period):
        Oil (MBbls)                                             6,353         6,581           6,494         8,708           8,662
        Gas (MMcf)                                             28,172        25,955          26,321        32,584         100,744
Present value of estimated future oil and gas net revenues
    before income taxes (discounted 10%)                    $  53,499     $  39,631       $  48,600     $  46,642       $  82,035
Standardized Measure                                        $  43,889     $  35,368       $  45,106     $  37,663       $  73,117


1) During the year ended July 31, 1996, the Company ceased its overseas exploration activities in both Tunisia and Kazakhstan and wrote off its costs relating to these activities of $3,447.

2) On May 15, 1997, the existing commodity price hedging agreements were terminated through a buyout. On October 23, 1997, new commodity price hedging agreements were initiated. The loss relating to the buy-out, $1,128 has been recognized in its entirety in the year ended April 30, 1998.

3) The miscellaneous expenses in the year ended July 31, 1996 arose from litigation in connection with the sale in July 1993 of a subsidiary of the Company.

4) For periods ending on or before December 8, 1999, the weighted average number of shares outstanding has been restated for the equivalent number of shares received in the American Rivers acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the Consolidated Financial Statements of AROC included in this Form 10-K which are presented in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

         The factors which most significantly affect results of operations are
(i) the sale prices of crude oil and gas, (ii) the level of total sales volumes,
(iii) the level of lease operating expenses and (iv) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success in efforts to acquire oil and gas properties and in the ability to maintain or increase production from existing oil and gas properties through development activities.

         The following table reflects certain historical operating data for the periods presented.

                                                                      Year ended April 30
                                                            ---------------------------------------------
                                                                 1998            1999            2000
                                                            -------------   -------------   -------------
         Net sales volumes
            Oil (Mbbls)                                           396             278              279
            Natural gas (Mmcf)                                  1,689           1,402            3,406
            Oil equivalent (MBOE)                                 678             512              847

         Average sales prices
            Oil (per Bbl)                                     $ 15.75         $ 13.20          $ 17.35
            Natural gas (per Mcf)                             $  2.36         $  1.79          $  2.25

         Operating expenses per BOE of net sales
            Lease operating                                   $  7.16         $  5.41          $  7.52
            Severance tax                                     $  0.97         $  0.64          $  0.61
            General and administrative                        $  4.97         $  6.81          $  4.64
            Depreciation, depletion and amortization          $  3.84         $  3.27          $  3.69
            Loss on termination of commodity derivative
            contract                                          $  1.67         $     -          $     -

YEAR ENDED APRIL 30, 2000 COMPARED TO THE YEAR ENDED APRIL 30, 1999

         Total revenues for the year ended April 30, 2000 were $12,505,885 compared to $6,234,477 for the year ended April 30, 1999. This 101% increase in total revenues primarily resulted from an overall increase in production volumes and realized prices during the year ended April 30, 2000 compared to the year ended April 30, 1999. The increase in production volumes was mainly due to the Company's U.K. properties which started first production during August 1999. There was a 32% increase in the average sales price received for oil, and a 26% increase in the average sales price received for natural gas. Crude oil contributed 38% and natural gas contributed 62% of oil and gas production revenues during the year ended April 30, 2000. For the year ended April 30, 1999, crude oil contributed 56% and natural gas contributed 44% of oil and gas production revenues, respectively. The rise of natural gas from 44% of revenues during 1999 to 62% during 2000 was also due to first sales from the Company's U.K. properties.

         Lease operating expenses increased to $6,883,736 for the year ended April 30, 2000, compared to $3,096,468 for the year ended April 30, 1999. The increase in operating expenses is primarily a result of the U.K. properties commencing production in August, 1999, increased workover expenses and higher production taxes associated with improved sales volumes. On an equivalent barrel basis, lease operating expenses, including severance tax, increased to $8.13 for the year ended April 30, 2000, compared to $6.05 for the year ended April 30, 1999.

         General and administrative expenses for the year ended April 30, 2000 were $3,930,300 which represents an increase of 13% over the $3,486,007 incurred in the prior fiscal year. This was primarily due to costs associated with increased staff levels required to manage the additional properties acquired by the Company prior to and subsequent to the year ended April 30, 2000. On an equivalent barrel basis general and administrative expenses decreased by $2.17 to $4.64 for the year ended April 30, 2000 compared to $6.81 for the year ended April 30, 1999.

         Depreciation, depletion and amortization expense increased 88% from $1,670,711 for the year ended April 30, 1999 to $3,128,497 for the year ended April 30, 2000. This was due primarily to higher production volumes. On an equivalent barrel basis depreciation, depletion, and amortization increased $0.42 to $3.69 for the year ended April 30, 2000, compared to $3.27 for the year ended April 30, 1999.

         Ceiling test charges associated with the Company's U.K. Interests led to an impairment charge of $28 million during the year ended April 30, 1999. Due to continued low spot prices, the Company also recorded an aggregate impairment charge of $2.5 million during the quarters ended July 31, 1999 and October 31, 1999. Since then, spot prices have improved and no additional impairment was required during the remainder of the year ended April 30, 2000.

         Future quarterly full cost ceiling tests will be based on the then-current prices for both natural gas and oil. The net carrying value of the Company's U.K. natural gas properties has been reduced due to the full cost ceiling limitation such that the present value of the Company's U.K. proved natural gas reserves (discounted at 10 percent) does not exceed the Company's net natural gas properties recorded in its balance sheet. There is a risk of future property write-downs due to factors that negatively affect the estimated present value of proved natural gas and oil reserves, including volatile natural gas and oil prices, downward revision in estimated proved natural gas and oil quantities, and unsuccessful exploratory operations.

         Interest expense for the year ended April 30, 2000 increased $4,175,847 from the year ended April 30, 1999. This was due to additional drawdowns from the Company's credit facility with Bank of America to fund the East Irish Sea Development. The EnCap debt issued during October 1998 to fund the acquisition of the U.K Interests also was a reason for the increase in interest expense. This debt only accrued interest during a six month period in the year ended April 30, 1999, compared to a twelve month period in the year ended April 30, 2000. During December 1999, the Company completed several property acquisitions with $6.5 million of additional EnCap debt which also caused increased interest expense during the current fiscal year end.

         The net loss for the year ended April 30, 2000 was $10,973,789 ($0.21 per common share) compared to a net loss of $34,463,502 ($0.82 per common share) for the year ended April 30, 1999.

YEAR ENDED APRIL 30, 1999 COMPARED TO THE YEAR ENDED APRIL 30, 1998

         Total revenues for the year ended April 30, 1999 were $6,234,477 compared to $10,209,881 for the year ended April 30, 1998. This 39% decrease in total revenue can be attributed to a 30% decrease in oil sales volumes (primarily at the South Carlton Alabama field), and a 17% decrease in natural gas sales volumes. A portion of the decreased sales volumes is due to the sale of non-operated, non-strategic properties. Additionally there was a 17% decrease in the average sales price received for oil, and a 25% decrease in the average sales price received for natural gas. Crude oil contributed 56% and natural gas contributed 44% of oil and gas production revenues during the year ended April 30, 1999. For the year ended April 30, 1998, crude oil contributed 61% and natural gas contributed 39% of oil and gas production revenues, respectively.

         Lease operating expenses decreased 44% to $3,096,468 for the year ended April 30, 1999, compared to $5,505,826 for the year ended April 30, 1998. The reduction in operating expenses is a result of a reduced property base, lower expenses in the Alabama operations, and the shutting-in of marginal operated wells. On an equivalent barrel basis, lease operating expenses decreased by $1.75 to $5.41 for the year ended April 30, 1999, compared to $7.16 for the year ended April 30, 1998.

         General and administrative expenses for the year ended April 30, 1999 were $3,486,007 which represents an increase of 3.6% over the $3,363,885 incurred in the prior fiscal year. On an equivalent barrel basis general and administrative expenses rose by $1.84 to $6.81 for the year ended April 30, 1999 compared to $4.97 for the year ended April 30, 1998.

         Depreciation, depletion and amortization expense decreased 36% from $2,598,066 for the year ended April 30, 1998 to $1,670,711 for the year ended April 30, 1999. This was due primarily to lower production volumes. On an equivalent barrel basis depreciation, depletion, and amortization decreased $0.57 to $3.27 for the year ended April 30, 1999, compared to $3.84 for the year ended April 30, 1998.

         AROC limits, on a country-by-country basis, the net capitalized cost of proved oil and gas properties, to estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. Since the acquisition of the U.K. Interests on October 30, 1998, development plans for the fields have become firmer, drilling results on two wells have been reviewed and significant progress has been made on the development of the Dalton and Millom Fields. This additional information indicates that, while the aggregate reserves estimates at the time of acquisition are confirmed, the reserves are likely to be produced at a slower rate than originally anticipated and that development costs are likely to be in excess of those originally anticipated. These factors led to an impairment in value of the U.K. Interests. The Company utilized the spot price at April 30, 1999 in calculating the carrying cost limit resulting in an impairment charge of some $28 million. The charge had no impact on cash flows from operating activities.

         Interest costs for 1999 increased $780,981, or 31%, from 1998 primarily due to the revised credit facility put in place to fund the East Irish Sea acquisition and development. In 1999, AROC wrote off $869,906 in deferred loan costs related to the Company's previous credit facility.

         The net loss for the year ended April 30, 1999 was $34,463,502 ($0.82 per common share) compared to a net loss of $4,728,923 ($0.15 per common share) for the year ended April 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's capital requirements relate primarily to the acquisition of developed oil and gas properties and undeveloped leasehold acreage and exploration and development activities, and the servicing of the Company's debt. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous acquisition and exploration and development program and the acquisition of additional reserves.

CASH FLOWS AND LIQUIDITY

         At April 30, 2000, AROC reported current assets of $3,228,603 and current liabilities of $10,151,330, which resulted in a net current deficit of $6,922,727.

         Operating activities of AROC used $857,936 during the year ended April 30, 2000, as compared to $3,991,251 used in net cash flow for the year ended April 30, 1999.

         For the years ended April 30, 2000 and April 30, 1999, AROC's investing activities used $10,650,721 and $24,174,756, respectively.

         Financing activities provided $11,796,326 for the year ended April 30, 2000, due primarily to proceeds from the issuance of long-term debt of $12,639,118, offset by the payments of long-term debt of $567,670 and loan acquisition costs of $275,122, compared to cash provided from financing of $28,043,726 for the year ended April 30, 1999.

         The domestic spot prices of oil and gas have traded in a volatile manner over various periods in recent years. To the extent that oil and gas prices are volatile, material fluctuations in revenues from quarter to quarter can be expected which, in turn, could adversely affect the Company's ability to service its debt with its principal bank in a timely manner and to fund its ongoing operations and could, under certain circumstances, require a write-down of the carrying value of the Company's oil and gas properties.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended April 30, 1998, 1999, and 2000 the Company incurred losses of $4,728,923; $34,463,502; and $10,973,789, respectively and continues to experience working capital deficits. Despite its negative cash flow, the Company has been able to secure financing to support its ongoing operations. As described in Note 5, the Company was not in compliance with certain covenants of its loan agreements at April 30, 2000. As a result of the replacement of the BoA Credit Agreement with the new Toronto Dominion Credit Agreement and exchange of preferred stock for EnCap debt on May 2, 2000, these covenant violations were no longer applicable. In addition, the Company obtained a $17,000,000 subordinated loan from EnCap 1996 LP, ECIC, and El Paso with interest of 12%, payable in kind to May 1, 2002. The new debt agreements extended the repayment dates, originally scheduled to begin in October 2000, to May 1, 2003. As a result of the May 2, 2000 transactions, the Company believes it will be able to meet its obligations as they become due and to comply with the terms of the new borrowing agreements. Management believes it has a business plan that, if successfully executed, will achieve these objectives.

CAPITAL EXPENDITURES

         The timing of most of the Company's U.S. capital expenditures is discretionary. Currently, there are no material long-term commitments associated with the Company's U.S. capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses funds available under its credit facility and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary U.S. capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations.

         The timing of the Company's U.K. capital expenditures is determined annually by a budget prepared by the operator and approved by AROC. Currently, there are material commitments for the 2001 fiscal year. These commitments will be met by funds available under the Company's credit facility and internally generated cash flow.

         The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. As a result, the Company will continue its current policy of funding capital expenditures with funds available under its credit facility and internally generated cash flow.

SEASONALITY

         The results of operations of the Company are somewhat seasonal due to fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter, and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

INFLATION AND PRICES

         In recent years, inflation has not had a significant impact on the operations or financial condition of the Company.

         Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for oil and gas have fluctuated significantly in recent years.

         The following table sets forth the average price received by the Company.

                                                         Oil           Gas
                                                       --------      -------
              Year ended April 30, 2000                $17.35        $2.25
              Year ended April 30, 1999                $13.20        $1.79
              Year ended April 30, 1998                $15.75        $2.36

         Between September 8, 1999 and February 10, 2000, the Company completed several transactions with El Paso Merchant Energy to hedge approximately 30%-40% of its existing monthly oil production by installing a floor of $19.00/barrel (NYMEX WTI) and caps between $24.00/barrel and $26.65/barrel (NYMEX WTI). These commodity price hedge arrangements will expire on December 31, 2000.

         On August 30, 1999, the Company completed a transaction with El Paso Merchant Energy to hedge approximately 50% of its existing monthly U.S. gas production by installing a floor of $2.40/MMBTU (NYMEX) and a cap of $3.00. This commodity price hedge agreement will expire on October 31, 2000. On March 31, 2000, the Company completed a transaction with El Paso to hedge approximately 50% of its existing monthly U.K. gas production by installing a floor of 10.5 pence/therm (IPE) and a cap of 12.55 pence/therm. This commodity price hedge agreement will expire on September 30, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (Statement 133) was issued by the FASB in June 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Statement 133 was amended by Statement No. 137 in June 1999 which delayed implementation until fiscal years beginning after June 15, 2000, with early adoption permitted. The Company is not required to adopt this pronouncement until fiscal year ended April 30, 2002. The Company believes the impact of adopting Statement 133 will not be significant.

QUANTITATIVE AND QUALITATIVE ANALYSIS ON MARKET RISK

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

         Interest Rate Risks (non-trading) - the Company uses both fixed and variable rate debts to partially finance operations and capital expenditures. As of April 30, 2000, the Company's debt, including interest on the subordinated debt, consists of $50,601,851 in borrowings under its BoA Credit Agreement which bear interest at a variable rate, and $18,043,539 in borrowings under its 10% Senior Subordinated Notes which bear interest at a fixed rate. The Company hedged a portion of the risk associated with its variable rate debt through derivative instruments which consist of interest rate swaps and collars. Under the swap contracts, the Company made interest payments on its BoA Credit Agreement as scheduled and received or made payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduced the Company's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. This hedge expired on March 31, 2000. The Company currently has no instruments in place. A hypothetical increase in interest rates of two percentage points in variable rate debt would cause an increase in interest expense of $440,000 during the 2001 fiscal year, assuming that variable rate outstanding borrowings under the Toronto Dominion Credit Agreement (see Recent Developments) remain at current levels.

         Commodity Price Risk (non trading) - The Company hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of floors and caps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of April 30, 2000, the Company had entered into derivative commodity hedges covering an aggregate of 132,500 barrels of oil and 1,250,000 MMBTU's of gas that extended through December 2000 (oil) and October 2000 (gas). Under these contracts, the Company sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floor and cap price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the price in effect as of April 30, 2000, would cause a loss in income and cash flows of approximately $2,400,000 during the 2001 fiscal year, assuming that oil and gas production remain at current levels. This loss in income and cash flows would be offset by a $0 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                        Page
                                                                        ----

Independent Auditors' Report..........................................   F-1

Consolidated Balance Sheets...........................................   F-2

Consolidated Statements of Operations.................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit)
        and Comprehensive Income......................................   F-5

Consolidated Statements of Cash Flows.................................   F-6

Notes to the Consolidated Financial Statements........................   F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          John A. "Jak" Keenan, aged 46, is the Chairman, President and Chief Executive Officer of AROC. He has worked in the oil industry since 1976 and was successively first vice president of corporate development, chief operating officer and director and president of the oil and gas division of Great Western Resources, Inc. He resigned his position at Great Western Resources, Inc. in August 1995 and accepted a position at the law firm of Jenkens & Gilchrist in Houston, Texas, where he specialized in oil and gas transactions. He joined the Board of Alliance in April 1996 and was Chairman and Managing Director of Alliance at the time that AROC acquired all of the outstanding shares of Alliance.

          Paul R. Fenemore, aged 44, is the Executive Vice President, Chief Operating Officer and a director of AROC. He has a B.Sc. degree in combined science obtained in 1975 and a M.Sc. degree in marine geotechnics. He has extensive experience in detailed technical and economic evaluations of exploration and oil field appraisal and development projects and project management and has held several technical and senior management positions with Gulf Oil Corporation, Amoco Europe and West Africa Limited, Amerada-Hess UK Limited, Hamilton Brothers (UK) Limited, CSX Oil and Gas Corporation, Cairn Energy PLC and Hunting Surveys Limited. From 1991 until 1995, he was managing director of Petroleum Ventures International and Spectron Petroleum Limited and became a fellow of the Geological Society in 1992. He joined the Board of Alliance in May 1996 and was the Operations and Business Development Director of Alliance at the time that AROC acquired all of the outstanding shares of Alliance.

         Francis M. Munchinski, aged 45, is the Vice President-Law and General Counsel of AROC. He has been involved in the oil and gas business for over 20 years. He joined Alliance in June 1998 and was General Counsel of Alliance at the time that AROC acquired all of the outstanding shares of Alliance. Prior to joining Alliance, he was a shareholder at the law firm of Jenkens & Gilchrist in Dallas, Texas, where he specialized in oil and gas law for over 13 years.

         Robert E. Schulte, aged 42, is the Chief Financial Officer and Vice President of AROC. He has a B.S. degree in accounting obtained in 1981. He has worked in the oil and gas industry since 1981 in both domestic and international arenas. He has held management positions with Bow Valley Petroleum and Kelt Energy. He served as accounting supervisor at Great Western Resources, Inc. until he resigned in December 1995, at which time he became accounting manager at Apache Corporation. He joined Alliance in September 1997 and was the Controller of Alliance at the time that AROC acquired all of the outstanding shares of Alliance.

         Phillip Douglas, aged 61, is a non-executive Director of AROC. He was a director and head of international investment at Morgan Grenfell for 16 years and was a director of G T Management. He also has a number of other non-executive directorships in public and private companies. He joined the Board of Alliance in November 1993.

         William J. A. Kennedy, aged 61, is a non-executive Director of AROC. After 25 years experience in the investment industry, he became vice president of a major conglomerate, Crownx, Inc. For the past nine years, he has operated a management consulting service and sits on the board of two public Canadian companies. He joined the Board of Alliance in January 1994.

          Michael E. Humphries, aged 43, is a non-executive Director of AROC. Having begun his career at Britoil Plc, he has spent 16 years working in the international oil and gas arena and is currently Senior Vice President of Rothschild Natural Resources, LLC, based in Washington DC, where he has responsibility for Rothschild's oil and gas activities in North America. He joined the Board of Alliance in December 1997.

          John R. Martinson, aged 64, is a non-executive Director of AROC. He has a B.Sc. degree in engineering and a masters degree in business administration. He became a director of LaTex in May 1995, having served as a consultant to that company since 1994. He is Managing Director of Wood Roberts, LLC, where he has been engaged in financial consulting since January 1989. From 1973 to 1988, Mr. Martinson was an independent oil and gas entrepreneur. Previously, he was with Kidder Peabody & Co., Oppenheimer & Co. and Mobil Corporation. He joined the Board of Alliance in May 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid or accrued during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the other most highly compensated executive officers who earned at least $100,000 in salary and bonus in fiscal 2000 (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                                  Long-Term Compensation
                           --------------------------------------------------------------------------------------------------------
                                                                                                     Securities
                                                          Other Annual      Restricted Stock         Underlying         All Other
 Name and Principal Position    Year   Salary     Bonus  Compensation (1)    Award(s) ($) (2)      Options/SARs(#)  Compensation (3)
--------------------------------------------------------------------------------------------------------------------------------
John A. Keenan                  2000   $189,000   $90,000   $44,000             $247,000                      -           $      -
Chairman and President          1999    162,000    75,000    22,500                    -                890,000                  -
Chief Executive Officer         1998    174,500    30,000         -                    -                400,000            107,103

Paul R. Fenemore                2000    173,000    70,000    27,000              182,000                      -                  -
Vice President                  1999    172,000    45,000    10,000                    -                670,000                  -
Chief Operating Officer         1998    164,990    20,000     8,361                    -                200,000                  -


Francis M. Munchinski           2000    141,000    60,000     7,000              130,000                      -                  -
Vice President-Law              1999     75,833    42,000         -                    -                520,000              8,526
General Counsel

Robert E. Schulte               2000    102,000    40,000    10,000               97,500                      -                  -
Vice President                  1999     82,083    42,000         -                    -                285,000             10,321
Chief Financial Officer         1998     45,569     4,000         -                    -                 25,000              4,208

   (1) Amounts shown under Other Annual Compensation in 2000, 1999 and 1998 represent pension and benefits.
   (2) The Named Executives were granted the following numbers of shares of restricted stock: Mr. Keenan - 1,900,000; Mr. Fenemore - 1,400,000; Mr. Munchinski - 1,000,000; and Mr. Schulte - 750,000, all of which were held at April 30, 2000. The Company believes that the value of the shares at April 30, 2000 was the same as at the date of grant as indicated in the table above. The shares vest in equal increments in April of 2001, 2002 and 2003 or upon a change in control of the Company. The Company does not intend to pay dividends on the shares during this period.
   (3) Amounts shown under All Other Compensation in 1999 and 1998 represent relocation expenses.

         None of the Named Executives received or exercised any stock options during the fiscal year ended April 30, 2000, and none of the Named Executives held any stock options at April 30, 2000. In connection with the completion of the transaction with American Rivers Oil Company, options that were granted to the Named Executives in prior years by Alliance were canceled in consideration for the payment of $1,000 to each of the Named Executives. The exercise prices of the canceled options at the time of the cancellation exceeded the market price of Alliance's ordinary shares.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of May 2, 2000, about any person that is known to the Company to be the beneficial owner of more than 5% of each class of AROC Common Stock and each executive officer and director of AROC and all executive officers and directors of AROC as a group. Except as otherwise indicated, each of the persons named below is believed by AROC to possess sole voting and investment power with respect to the shares beneficially owned by such person.


Name and Address of                                    Shares Owned   Percent Owned
Beneficial Owner (1)                                   Beneficially  Beneficially (2)
--------------------                                   ------------  ----------------

  John A. Keenan (3)                                      2,000,000                 *

  Paul R. Fenemore (4)                                    1,400,000                 *

  Francis M. Munchinski (5)                               1,000,000                 *

  Robert E. Schulte (6)                                     750,000                 *

  Michael E. Humphries                                      250,000                 *

  William J.A. Kennedy                                      254,125                 *

  Philip Douglas                                            349,583                 *

  John R. Martinson (7)                                   1,028,987                 *

  Bank of America, N.A. (8)                              99,176,442             13.2%

  EnCap Equity 1994 Limited Partnership (9)              52,197,308              7.0%

  EnCap Equity 1996 Limited Partnership (10)            321,982,440             43.2%

  Energy Capital Investment Company PLC (11)            157,960,942             21.2%

  EnCap Investments L.C. (12)                           537,517,298             70.2%

  El Paso Capital Investments, L.C. (13)                 88,552,851             11.5%

  All Directors and executive officers of AROC as a
  Group (8 persons) (3), (4), (5), (6), (7)               6,439,484                 *

  *    Less than 1%

  (1) All of AROC's directors and executive officers may be contacted at 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

  (2) All share amounts and percentage information is calculated on the basis that the Company's Common Stock and Series A Convertible Preferred Stock (Preferred Stock) constitute a single class because each share of Preferred Stock is convertible at any time into 384.6 shares of the Company's Common Stock and has the right to vote in all matters on the same basis as if the Preferred Stock had been converted into Common Stock.

  (3) Includes 1,900,000 shares granted as restricted stock under the Company's 2000 Omnibus Stock and Incentive Plan, which vest in equal increments in April of 2001, 2002 and 2003.

  (4) Consists of 1,400,000 shares granted as restricted stock under the Company's 2000 Omnibus Stock and Incentive Plan, which vest in equal increments in April of 2001, 2002 and 2003.

  (5) Consists of 1,000,000 shares granted as restricted stock under the Company's 2000 Omnibus Stock and Incentive Plan, which vest in equal increments in April of 2001, 2002 and 2003.

  (6) Consists of 750,000 shares granted as restricted stock under the Company's 2000 Omnibus Stock and

       Incentive Plan, which vest in equal increments in April of 2001, 2002 and 2003.

  (7) Includes presently exercisable warrants to purchase 593,211 shares of Common Stock held by Wood Roberts, Inc., a corporation under the control of Mr. Martinson.

  (8) Consists of 1,500,000 shares of Common Stock and immediately exercisable warrants convertible into or exercisable for 2,404,519 shares of Common Stock issued to an affiliate of Bank of America, 239,192 shares of Preferred Stock and warrants to purchase 3,275,000 shares of Common Stock at a price of $0.01 per share. The address of Bank of America is 901 Main Street, Dallas, Texas 75202.

  (9) Consists of 135,713 shares of Preferred Stock. The address of EnCap Equity 1994 Limited Partnership is 1100 Louisiana, Suite 3150, Houston, Texas 77002. EnCap Equity 1994 Limited Partnership shares voting and dispositive power with EnCap Investments L.C., its general partner.

  (10) Consists of 11,250,000 shares of Common Stock, 753,477 shares of Preferred Stock, and warrants to purchase 20,993,594 shares of Common Stock. The address of EnCap Equity 1996 Limited Partnership is 1100 Louisiana, Suite 3150, Houston, Texas 77002. EnCap Equity 1996 Limited Partnership shares voting and dispositive power with EnCap Investments L.C., its general partner, and shares dispositive power of 37,439 of the Preferred Shares with Energy Capital Investment Company PLC.

  (11) Consists of 3,750,000 shares of Common Stock, 382,806 shares of Preferred Stock, and warrants to purchase 6,977,865 shares of Common Stock. The address of Energy Capital Investment Company PLC is c/o Aberdeen Asset Management, 1 Bow Churchyard, Cheapside, London EC4M 9HH, England. Energy Capital Investment Company PLC shares dispositive and voting power over these shares with EnCap Investment L.C. by virtue of an Investment Agreement whereby EnCap Investments L.C. acts as an investment advisor to Energy Capital Investment Company PLC and shares dispositive power over 37,439 of the Preferred Shares with EnCap Equity 1996 Limited Partnership.

  (12) Consists of 15,545,454 shares of Common Stock, 1,284,557 shares of Preferred Stock, and warrants to purchase 27,911,459 shares of Common Stock. The address of EnCap Investments L.C. is 1100 Louisiana, Suite 3150, Houston, Texas 77002. EnCap Investment L.C. shares dispositive and voting power over 15,000,000 of the shares of Common Stock with EnCap Equity 1996 Limited Partnership and Energy Capital Investment Company PLC and shares dispositive and voting power over 1,234,557 shares of Preferred Stock identified in Notes 9, 10, and 11 above.

  (13) Consists of 200,000 shares of Preferred Stock and warrants to purchase 11,629,774 shares of Common Stock. The address of El Paso Capital Investments, L.C. is c/o El Paso Energy Corporation, 1001 Louisiana, Houston, Texas 77002.

       In addition to the interests set out above, John A. Keenan is interested in 45,000 shares of Common Stock held in the name of Diamond Securities Limited and 102,500 shares of Common Stock held in the name of Havensworth Limited by virtue of having proxy over the voting rights attached to these shares of Common Stock pending their sale, as required by a settlement of legal proceedings with the former Managing Director of Alliance in August 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company currently has entered into several energy derivative transactions with El Paso Merchant Energy, a subsidiary of El Paso Energy and a significant shareholder in the Company.

       During February 1999, the Company completed a transaction with El Paso Merchant Energy to hedge approximately 65% of its existing monthly gas production by installing a floor of $1.60/MMBTU and a cap of $2.07/MMBTU (NYMEX Natural Gas). In Addition, during April 1999, the Company completed a transaction with El Paso Merchant Energy to hedge approximately 40% of its existing monthly oil production by installing a floor of $12.00/barrel (NYMEX
WTI).  These commodity price hedge agreements expired on October 31, 1999.

       Between September 8, 1999 and February 10, 2000, the Company completed several transactions with El Paso Merchant Energy to hedge approximately 30%-40% of its existing monthly oil production by installing a floor of $19.00/barrel (NYMEX WTI) and caps between $24.00/barrel and $26.65/barrel (NYMEX WTI). These commodity price hedge arrangements will expire on December 31, 2000.

       On August 30, 1999, the Company completed a transaction with El Paso Merchant Energy to hedge approximately 50% of its existing monthly U.S. gas production by installing a floor of $2.40/MMBTU (NYMEX Natural Gas) and a cap of $3.00. This commodity price hedge agreement will expire on October 31, 2000.
On March 31, 2000, the Company completed a transaction with El Paso to hedge approximately 50% of its existing monthly U.K. gas production by installing a floor of 10.5 pence/therm (IPE) and a cap of 12.55 pence/therm. This commodity price hedge agreement will expire on September 30, 2000. The Company paid El Paso Merchant Energy approximately $293,000 in connection with all hedge agreements during the year ended April 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements (included at Item 8. Financial Statements and Supplementary Data)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the Company's fiscal year ended April 30, 2000.

(c)  Exhibits

                         INDEX TO FINANCIAL STATEMENTS


                                                              Page
                                                              ----

Independent Auditors' Report................................   F-1

Consolidated Balance Sheets.................................   F-2

Consolidated Statements of Operations.......................   F-4

Consolidated Statements of Stockholders' Equity (Deficit)
and Comprehensive Income....................................   F-5

Consolidated Statements of Cash Flows.......................   F-6

Notes to the Consolidated Financial Statements..............   F-7

                           Independent Auditors' Report



Board of Directors
AROC Inc. and Subsidiaries


We have audited the consolidated balance sheets of AROC Inc. and subsidiaries as of April 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AROC Inc. and subsidiaries as of April 30, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP



Tulsa, Oklahoma
August 10, 2000

                           AROC INC. AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                 April 30, 1999 and 2000


                      Assets                                                 1999                    2000
                      ------                                             ------------            ------------

Current assets:
     Cash                                                                $    286,158            $    573,827
     Accounts receivable                                                    2,105,082               2,546,500
     Other current assets                                                      59,837                 108,276
                                                                         ------------            ------------

          Total current assets                                              2,451,077               3,228,603
                                                                         ------------            ------------

Property and equipment, at cost
     Oil and gas properties, full cost method:
          United States                                                    42,901,608              49,339,137
          United Kingdom                                                   31,054,083              39,632,097
     Other depreciable assets                                               1,095,147               1,008,124
                                                                         ------------            ------------
                                                                           75,050,838              89,979,358
     Less accumulated depreciation, depletion, and                        (44,695,726)            (49,779,760)
          impairments                                                    ------------            ------------

          Net property, plant and equipment                                30,355,112              40,199,598
                                                                         ------------            ------------

Other assets:
     Deposits and other assets                                                141,422                 144,990
     Deferred loan costs, less accumulated amortization                     3,215,384               2,791,478
                                                                         ------------            ------------

                                                                         $ 36,162,995            $ 46,364,669
                                                                         ============            ============

         See accompanying notes to consolidated financial statements.

                          AROC INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            April 30, 1999 and 2000
                                  (continued)


Liabilities and Stockholders' Deficit                                                             1999                    2000
-------------------------------------                                                         ------------            ------------

Current liabilities:
     Accounts payable - trade                                                                 $  7,238,502            $  7,693,071
     Accrued expenses payable                                                                      833,750               2,458,259
                                                                                              ------------            ------------

          Total current liabilities                                                              8,072,252              10,151,330

Long-term liabilities:
     Long-term debt, less current portion                                                       43,176,621              63,056,600
     Convertible subordinated unsecured loan notes                                               1,550,700                       -
                                                                                              ------------            ------------

          Total liabilities                                                                     52,799,573              73,207,930
                                                                                              ------------            ------------

Stockholders' deficit:
     Common Shares - par value $0.001;
          100,000,000 authorized; 47,487,142, and 55,278,837 issued                                 47,487                  55,279
          and outstanding at April 30, 1999 and 2000,
          respectively
     Convertible Shares - par value $0.001;
          10,000,000 authorized; 10,000,000 issued and outstanding
          at April 30, 1999 and 2000                                                                10,000                  10,000
     Additional paid-in capital                                                                 41,643,197              43,274,496
     Unearned compensation - restricted stock                                                            -                (858,000)
     Accumulated other comprehensive loss                                                          (17,391)                (31,376)
     Accumulated deficit                                                                       (58,319,871)            (69,293,660)
                                                                                              ------------            ------------

          Total stockholders' deficit                                                          (16,636,578)            (26,843,261)
                                                                                              ------------            ------------

Commitments (Note 11)

                                                                                              $ 36,162,995            $ 46,364,669
                                                                                              ============            ============


         See accompanying notes to consolidated financial statements.

                          AROC INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Years Ended April 30, 1998, 1999, and 2000


                                                              1998                    1999                         2000
                                                          ------------            ------------                -------------

Oil and gas revenues                                      $ 10,209,881            $  6,234,477                $  12,505,885
                                                          ------------            ------------                -------------

Operating expenses
     Lease operating expenses                                5,505,826               3,096,468                    6,883,736
     General and administrative expenses                     3,363,885               3,486,007                    3,930,300
     Depreciation, depletion, and amortization               2,598,066               1,670,711                    3,128,497
     Impairment of oil and gas properties                            -              28,260,037                    2,499,824
     Loss on termination of derivative contracts             1,128,000                       -                            -
                                                          ------------            ------------                -------------

          Total operating expenses                          12,595,777              36,513,223                   16,442,357
                                                          ------------            ------------                -------------

               Loss from operations                         (2,385,896)            (30,278,746)                  (3,936,472)
                                                          ------------            ------------                -------------

Other income (expense):
     Write-off of deferred loan costs                                -                (869,906)                           -
     Interest expense                                       (2,573,646)             (3,354,627)                  (7,530,474)
     Interest income                                            62,226                  26,299                       32,376
     Miscellaneous income                                      132,951                  22,662                      460,781
     Gain (loss) on sale of assets                              35,442                  (9,184)                           -
                                                          ------------            ------------                -------------

          Total other expense                               (2,343,027)             (4,184,756)                  (7,037,317)
                                                          ------------            ------------                -------------

               Net loss                                   $ (4,728,923)           $(34,463,502)               $ (10,973,789)
                                                          ============            ============                =============


Basic loss per common share                               $      (0.15)           $      (0.82)               $        (.21)
                                                          ============            ============                =============

Weighted average number of shares
     outstanding                                            31,125,689              41,935,718                   53,280,596
                                                          ============            ============                =============


         See accompanying notes to consolidated financial statements.

                           AROC INC. AND SUBSIDIARIES
  Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
                                     Income
                   Years Ended April 30, 1998, 1999, and 2000

                                                                                                      Unearned
                                                                                  Additional        Compensation
                                                  Common        Convertible         Paid-in           Restricted
                                                  Shares           Shares           Capital              Stock
                                                ---------       -----------      -------------      -------------
Balance at April 30, 1997                       $  22,402       $                $  19,679,008      $           -

     Issuance of 8,103,816 shares to                8,104                 -          4,031,235                  -
          Alliance shareholders (Note 2c)
     Issuance of 1,343,750 shares for               1,344                 -          2,369,956                  -
          acquisition of overriding royalty
          interest (Note 2c)
     Issuance of 256,250 shares for                   256                 -            352,744                  -
          settlement of various advisory
          and banking fees (Note 2c)
     Issuance of 56,805 shares for                     57                 -             49,943                  -
          warrants
     Cancellation of 953,099 treasury                (953)                -           (488,412)                 -
          shares
     Comprehensive income (loss):
          Foreign exchange adjustment                   -                 -                  -                  -
          Net loss                                      -                 -                  -                  -

               Total comprehensive loss                 -                 -                  -                  -
                                                ---------       -----------      -------------      -------------

Balance at April 30, 1998                          31,210                 -         25,994,474                  -
     Issuance of 10,000,000 shares for                  -            10,000          7,198,000                  -
          Difco Limited (Note 2b)
     Issuance of 15,545,454 shares to              15,545                 -          6,636,455                  -
          Lender (Note 5)
     Warrants issued to principal                       -                 -          1,335,000                  -
          Lender (Note 5)
     Issuance of 732,280 shares for                   732                 -            479,268                  -
          Services (Note 2b and 2c)
     Comprehensive income (loss):
          Foreign exchange adjustment                   -                 -                  -                  -
          Net loss                                      -                 -                  -                  -

               Total comprehensive loss                 -                 -                  -                  -
                                                ---------       -----------      -------------      -------------

Balance at April 30, 1999                          47,487            10,000         41,643,197                  -
     Conversion of convertible loan                     -                 -          1,550,700                  -
          notes to warrants (Note 2a)
     Acquisition of American Rivers                 1,192                 -           (770,801)                 -
          Oil Company (Note 2a)
     Issuance of Restricted Stock (Note 8)          6,600                 -            851,400           (858,000)
     Comprehensive income (loss):
          Foreign exchange adjustment                   -                 -                  -                  -
          Net loss                                      -                 -                  -                  -

               Total comprehensive loss                 -                 -                  -                  -
                                                ---------       -----------      -------------      -------------

Balance at April 30, 2000                       $  55,279       $    10,000      $  43,274,496      $    (858,000)
                                                =========       ===========      =============      =============

   See accompanying notes to consolidated financial statements.



                           AROC INC. AND SUBSIDIARIES
  Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
                                     Income
                   Years Ended April 30, 1998, 1999, and 2000

                                                   Accumulated
                                                      Other
                                                  Comprehensive        Accumulated         Treasury
                                                  Income (Loss)          Deficit             Stock               Total
                                                  -------------       --------------      -----------        --------------
Balance at April 30, 1997                         $                     $(19,127,446)       $(489,365)         $     84,599

     Issuance of 8,103,816 shares to
          Alliance shareholders (Note 2c)                     -                    -                -             4,039,339
     Issuance of 1,343,750 shares for
          acquisition of overriding royalty
          interest (Note 2c)                                  -                    -                -             2,371,300
     Issuance of 256,250 shares for
          settlement of various advisory
          and banking fees (Note 2c)                          -                    -                -               353,000
     Issuance of 56,805 shares for
          warrants                                            -                    -                -                50,000
     Cancellation of 953,099 treasury
          shares                                              -                    -          489,365                     -
     Comprehensive income:
          Foreign exchange adjustment                    13,823                    -                -                13,823
          Net loss                                            -           (4,728,923)               -            (4,728,923)
                                                                                                               ------------
               Total comprehensive loss                       -                    -                -            (4,715,100)
                                                  -------------         ------------       ----------          ------------

Balance at April 30, 1998                                13,823          (23,856,369)               -             2,183,138
     Issuance of 10,000,000 shares for
          Difco Limited (Note 2b)                             -                    -                -             7,208,000
     Issuance of 15,545,454 shares to
          Lender (Note 5)                                     -                    -                -             6,652,000
     Warrants issued to principal
          Lender (Note 5)                                     -                    -                -             1,335,000
     Issuance of 732,280 shares for
          Services (Note 2b and 2c)                           -                    -                -               480,000
     Comprehensive income:
          Foreign exchange adjustment                   (31,214)                   -                -               (31,214)
          Net loss                                            -          (34,463,502)               -           (34,463,502)
                                                                                                               ------------
               Total comprehensive loss                       -                    -                -           (34,494,716)
                                                  -------------         ------------       ----------          ------------

Balance at April 30, 1999                               (17,391)         (58,319,871)               -           (16,636,578)
     Conversion of convertible loan
          notes to warrants (Note 2a)                         -                    -                -             1,550,700
     Acquisition of American Rivers
          Oil Company (Note 2a)                               -                    -                -              (769,609)
     Issuance of Restricted Stock (Note 8)                    -                    -                -                     -
     Comprehensive income (loss):
          Foreign exchange adjustment                   (13,985)                   -                -               (13,985)
          Net loss                                            -          (10,973,789)               -           (10,973,789)
                                                                                                               ------------
               Total comprehensive loss                       -                    -                -           (10,987,774)
                                                  -------------         ------------       ----------          ------------

Balance at April 30, 2000                         $     (31,376)        $(69,293,660)      $        -          $(26,843,261)
                                                  =============         ============       ==========          ============


         See accompanying notes to consolidated financial statements.

                          AROC INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended April 30, 1998, 1999, and 2000

                                                                Year ended              Year ended             Year ended
                                                                 April 30,               April 30,              April 30,
                                                                    1998                    1999                   2000
                                                               -------------          --------------         --------------
Cash flows from operating activities:
   Net loss                                                    $  (4,728,923)         $  (34,463,502)        $  (10,973,789)
   Adjustments to reconcile net loss to net
      cash  provided by (used in) operating activities:
         Depreciation, depletion and amortization                  2,598,066               1,670,711              3,128,497
         Write-off of deferred loan costs                                  -                 869,906                      -
         Impairment of oil and gas properties                              -              28,260,037              2,499,824
         Other amortization                                          813,096               1,289,493              2,007,559
         (Gain)loss on sale of assets                                (35,442)                  9,184                      -
         Changes in assets and liabilities, net of
            effects from acquisitions:
            Accounts receivable                                      487,427                  27,572               (441,418)
            Other assets                                              97,500                  17,707                (48,770)
            Accounts payable                                      (4,032,763)             (1,519,293)             1,345,652
            Accrued expenses payable                                 409,454                 (13,440)             1,624,509
            Other liabilities                                       (792,554)               (139,626)                     -
                                                               -------------          --------------         --------------
               Net cash used in operating activities              (5,184,139)             (3,991,251)              (857,936)
                                                               -------------          --------------         --------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                    5,729,300               1,742,336                122,688
   Additions of property and equipment, including                 (2,407,162)             (3,829,425)           (10,109,253)
      interest capitalized
   Acquisition of Difco                                             (221,987)            (22,087,667)                     -
   Acquisition of American Rivers                                          -                       -               (664,156)
   Other                                                             (15,181)                      -                      -
                                                               -------------          --------------         --------------
      Net cash provided by (used in) investing activities      $   3,084,970          $  (24,174,756)        $  (10,650,721)
                                                               -------------          --------------         --------------
Cash flows from financing activities:
   Deferred loan and reorganization costs                      $    (385,680)         $   (1,213,635)        $     (275,122)
   Proceeds from issuance of long-term debt                        2,770,340              45,464,123             12,639,118
   Exercise of warrants                                               50,000                       -                      -
   Payments of long-term debt                                              -             (22,566,762)              (567,670)
   Proceeds from issuance of stock                                         -               6,360,000                      -
                                                               -------------          --------------         --------------
      Net cash provided by  financing activities                   2,434,660              28,043,726             11,796,326
                                                               -------------          --------------         --------------
         Net increase (decrease) in cash                             335,491                (122,281)               287,669
Cash at beginning of period                                           72,948                 408,439                286,158
                                                               -------------          --------------         --------------
Cash at end of period                                          $     408,439          $      286,158         $      573,827
                                                               =============          ==============         ==============

Supplemental disclosures of cash flow information-
   Cash paid during the period for interest                    $   1,634,360          $    2,910,000         $    3,378,000
                                                               =============          ==============         ==============
Supplemental disclosure of noncash investing and
   financing activities:
      Common stock issued for services and bonus               $    353,000           $     772,000          $            -
      Issuance of convertible loan notes                             150,000                       -                      -
      Common stock issued on acquisition of LaTex                  4,039,339                       -                      -
      Common stock issued for overriding royalty                   2,371,300                       -                      -
      Convertible loan notes issued for overriding royalty         1,400,700                       -                      -
      Convertible shares issued to Difco shareholders                      -               7,208,000                      -
      Overriding royalty interest conveyed to bank                         -              (2,100,000)                     -
      Common stock issued to American Rivers                               -                       -                105,453
      Warrants issued for convertible loan notes                           -                       -              1,550,700
      Debt issued for oil and gas properties                               -                       -              6,500,000


         See accompanying notes to consolidated financial statements.

                           AROC INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)  Organization and Summary of Significant Accounting Policies

     Organization and basis of presentation

     AROC Inc. (AROC or the Company) is a Tulsa-based holding company of a group whose principal activities are the exploration, development, and production of oil and gas and the acquisition of producing oil and gas properties.
     Oil and gas production operations are currently conducted principally in Oklahoma, Texas, Louisiana, Mississippi, Alabama, Arkansas, New Mexico, and the United Kingdom. Included in oil and gas revenues are sales from 10 significant producing properties, which aggregated approximately $2,210,000, $2,155,000, and $6,946,000, for the years ended April 30, 1998,
     1999, and 2000, respectively.

     In these financial statements, the Company refers to AROC and its subsidiaries for periods ending on or after December 9, 1999 and to Alliance Resources PLC and its subsidiaries for periods ending on or before
     December 8, 1999 (see Note 2).   These financial statements are prepared in
     accordance with generally accepted accounting principles in the United States.

     Financial Condition

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended April 30, 1998, 1999, and 2000 the Company incurred losses of $4,728,923; $34,463,502; and $10,973,789, respectively
     and continues to experience working capital deficits.   Despite its
     negative cash flow, the Company has been able to secure financing to support its ongoing operations. As described in Note 5, the Company was not in compliance with certain covenants of its loan agreements at April 30, 2000. As a result of the replacement of the BoA Credit Agreement with the new Toronto Dominion Credit Agreement and exchange of preferred stock for EnCap debt on May 2, 2000, these covenant violations were no longer applicable. In addition, the Company obtained a $17,000,000 subordinated loan from EnCap affiliates, with interest of 12%, payable in kind to May 1, 2002. The new debt agreements extended the repayment dates, originally scheduled to begin in October 2000, to May 1, 2003. As a result of the May 2, 2000 transactions, the Company believes it will be able to meet its obligations as they become due and to comply with the terms of the new borrowing agreements. Management believes it has a business plan that, if successfully executed, will achieve these objectives.

     Reporting Currency

     The current operations are in the oil and gas industry in the United States and the United Kingdom and are conducted through subsidiaries, LaTex Petroleum Corporation, Alliance Resources (USA), Inc., Germany Oil Company, Difco Limited, AROC (Texas), Inc., and Source Petroleum Inc. Transactions are conducted primarily in U.K. Sterling and U.S. dollars. Managements considers the U.S. dollar the functional currency of the Company and the Company's consolidated financial statements have been prepared in U.S. dollars.

     Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                           AROC INC. AND SUBSIDIARIES

     Loss Per Share

     Basic loss per share has been computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.

     The effect of potential common shares (warrants) is anti-dilutive. Accordingly, diluted loss per share is not presented.

     Foreign Currency Translation

     The financial statements of subsidiaries of the Company whose functional currency is not U.S. dollars are translated for consolidation purposes at the rate of exchange at the balance sheet date. Exchange differences arising on the retranslation of net assets are reported as a component of stockholders' equity (deficit) in accumulated other comprehensive loss. In the underlying financial statements, transactions with third parties are translated into the functional currency at the exchange rate prevailing at the date of each transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date. Any exchange gain or loss is recorded in the consolidated statements of operations.

     Revenues

     Revenues represent income from production and delivery of oil and gas, recorded net of royalties in kind. The Company follows the sales method of accounting for gas imbalances. A liability is recorded only if the Company's takes of gas volumes exceed its share of estimated recoverable reserves from the relevant well. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production.

     Oil and Gas Properties

     The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are capitalized as tangible fixed assets. Such costs include lease acquisition costs, geological costs, the costs of drilling both productive and non-productive wells, capitalized interest, production equipment and related overhead costs. Capitalized costs, plus estimated future development costs, are accumulated in pools on a country-by-country basis and depleted using the unit-of-production method based upon estimated net proved reserve volumes. Reserve volumes are combined into equivalent units using approximate relative energy content.

     Costs of acquiring and evaluating unproved properties and major development projects are excluded from the depletion calculation until it is determined whether or not proved reserves are attributable to the properties, the major development projects are completed, or impairment occurs, at which point such costs are transferred into the pool.

     Proceeds from the sale or disposal of properties are deducted from the relevant cost pool except for sales involving significant reserves where a gain or loss is recognized.

     The Company performs a "ceiling test" calculation in line with industry practice. Costs permitted to be accumulated in respect of each cost pool are limited to the future estimated net recoverable amount from estimated production of proved reserves. Future estimated net recoverable amounts are determined after discounting and using prices and cost levels at the balance sheet date.

                           AROC INC. AND SUBSIDIARIES

     Provision is made for abandonment costs net of estimated salvage values, on a unit-of-production basis, where appropriate.

     Depreciation of Other Fixed Assets

     Other tangible fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight line basis to write off the cost of assets, net of estimated residual values, over their estimated useful lives as follows:

                         Fixtures and equipment   -  3 to 7 years
                         Buildings                -  30 years

     Deferred Taxation

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

     Leases

     Rentals under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease term.

     Debt Issuance Costs

     Debt issuance costs are initially capitalized as intangible assets and are amortized over the term of the debt to which they relate.

     Derivatives

     Changes in value of financial instruments, utilized to hedge commodity price and interest rate risk are recognized in the consolidated statement of operations when the underlying transactions are recognized. Changes in value of financial instruments which do not meet the criteria to be treated as a hedge of an underlying risk are recognized in the consolidated statements of operations as they occur.

     The Company's criteria for a derivative instrument to qualify for hedge accounting treatment are as follows:
       --the timing or duration and characteristics of the underlying exposure must have been identified;
       --changes in the value of the derivative must highly correlate with changes in the value of the exposure;
       --the derivative has been designated as a hedge of a specific asset, liability or anticipated transaction; and
       --the derivative instrument reduces exposure to fluctuations caused by movements in commodity prices, currency exchange rates, or interest rates.

     For any termination of derivatives receiving hedge accounting treatment, gains and losses are deferred when the relating underlying exposures remain outstanding and are included in the measurement of the related transaction or balance. In addition, upon any termination of the underlying exposures, the derivative is marked-to-market and the resulting gain or loss is included with the gain or loss on the terminated transaction.

                           AROC INC. AND SUBSIDIARIES

     Cash Flow Statement

     For the purposes of the consolidated statement of cash flows, the Company treats all investments with an original maturity of three months or less to be cash equivalents.

     Stock Option Plan

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Financial Accounting Standards Board Statement ("FAS") 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by FAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirement of FAS 123.

     Accounting Estimates

     In the course of preparing financial statements, management makes various assumptions and estimates to determine the reported amounts of assets, liabilities, revenue and expenses and in relation to the disclosure of commitments and contingencies. Changes in these assumptions and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, the actual results could differ from the amounts estimated.

     Business Segments

     The Company considers itself to be involved in one business activity and does not meet the criteria established by Financial Accounting Standards Board Statement FAS 131, "Segment Disclosures and Related Information".

     Comprehensive Income (Loss)

     The Company follows FAS 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The components of total comprehensive income (loss) for the periods consist of net losses and foreign currency translation adjustments.

(2)  Acquisitions

     (a)  American Rivers

     On December 8, 1999, American Rivers Oil Company, a Wyoming corporation (American Rivers) merged into the subsidiary of a new Delaware holding company, and the new Delaware holding company (New Alliance) subsequently acquired all of the shares of Alliance Resources PLC (Alliance). In the reincorporation, each shareholder of American Rivers received 0.11 shares of New Alliance, par value $0.001 per share, for each share of common stock or Class B common stock of American Rivers, resulting in the issuance of 1,191,695 shares of New Alliance common stock. New Alliance acquired all of the outstanding ordinary shares of Alliance on the basis of one share of New Alliance common stock for each ordinary share of Alliance, resulting in the issuance of 47,487,142 shares of New Alliance common stock.

                           AROC INC. AND SUBSIDIARIES

     In connection with the reincoporation, restricted convertible shares of Alliance were exchanged for 10,000,000 convertible restricted voting shares of New Alliance, which may be converted into up to 20,000,000 shares of New Alliance's common stock dependent on the achievement of sales production levels from certain U.K. interests. Further, in exchange for convertible subordinated unsecured loan notes ($1,550,700) convertible into 1,193,581 ordinary shares of Alliance, New Alliance issued warrants to subscribe for 1,193,581 shares of New Alliance common stock. Also, in exchange for warrants to subscribe for 5,079,149 ordinary shares of Alliance, New Alliance issued warrants to subscribe for 5,079,149 shares of New Alliance common stock.

     The Alliance shareholders received approximately 98% of the total common shares of New Alliance and the American Rivers shareholders received approximately 2% of the total common shares of New Alliance. As the Alliance shareholders own approximately 98% of the combined company, Alliance was treated as having acquired American Rivers for accounting purposes. Following reincorporation, New Alliance was renamed AROC Inc. The historical financial statements prior to December 8, 1999 are those of Alliance, which has been restated for the equivalent number of shares received in the merger.

     The assets and liabilities of American Rivers at the date of acquisition are as follows:

                         Cash                      $     853
                         Oil and gas properties       17,552
                         Other assets                  3,237
                         Accounts payable           (126,242)
                                                ------------
                                                $   (104,600)
                                                ============

     In addition, transaction costs of approximately $665,000 were incurred by the Company and charged directly to equity. The consolidated condensed statements of operations include the results of operations of American Rivers from the date of the acquisition. Pro forma information giving effect to the transaction is not presented because the operations of American Rivers prior to the acquisition were nominal.

     (b)  Difco Limited and U.K. Interests

     On October 30, 1998, the Company completed its acquisition of Difco Limited ("Difco"). The Company acquired all of the capital stock of Difco and, indirectly, a contract to acquire 10% of Burlington Resources (Irish Sea) Limited's ("Burlington") interest in the East Irish Sea Properties ("U.K. Interests"). The Difco shareholders received 10,000,000 convertible shares valued at $7,208,000. Such value was derived based on the value of the underlying oil and gas reserves related to the U.K. Interests. The shares issued represented approximately 8.7% of the outstanding shares of the Company. The former Difco shareholders could receive up to approximately 27% of the outstanding shares of the Company based upon the production from, or reserves attributable to, the U.K. Interests. The Company acquired, through Difco, 10% of Burlington's interest in the East Irish Sea Properties for cash consideration of approximately $17,800,000. Alliance issued to its financial advisor 615,385 ordinary shares in payment of a fee of $330,000 incurred in connection with the transactions. The total acquisition cost, including transaction costs, was allocated to oil and gas properties.

     (c) LaTex

     On May 1, 1997, Alliance completed its acquisition of LaTex, whereby a newly formed wholly-owned subsidiary of Alliance merged with and into LaTex with LaTex being the surviving corporation for accounting purposes. In consideration the shareholders and warrant holders of LaTex received an aggregate of 21,448,787 shares of Alliance (the "Alliance Shares") and warrants to purchase an additional 1,927,908 Alliance Shares.

                           AROC INC. AND SUBSIDIARIES

     The purchase price of Alliance was arrived at as follows:

          Value of 8,103,816 Alliance shares outstanding          $ 4,039,339
          Acquisition costs                                           871,000
                                                                  -----------
                                                                  $ 4,910,339
                                                                  ===========

     The value of the Alliance shares outstanding was arrived at by using the share price of LaTex at the time of announcement of the acquisition
     adjusted by the exchange ratio.   Transaction costs incurred by Alliance
     reduced the fair value of Alliance's monetary assets and liabilities at the date of the acquisition.

     The fair value of the Alliance assets and liabilities of the acquired business at the date of acquisition was as follows:

          Cash                                                    $ 1,460,555
          Other current assets                                        480,045
          Other assets                                                202,253
          Oil and gas assets                                        5,268,929
          Other fixed assets                                          253,386
          Debt                                                        (85,420)
          Other liabilities and provisions                         (2,669,409)
                                                                  -----------
                                                                  $ 4,910,339
                                                                  ===========

     In connection with the acquisition, Alliance issued to Bank of America, the Company's principal lender, 156,250 Alliance Shares and convertible subordinated unsecured loan notes convertible into 115,456 Alliance Shares to settle fees of $203,000 and $150,000 payable upon restructuring of LaTex's bank debt, respectively. In addition the Company issued 100,000 Shares to Rothschild Natural Resources, LLC in settlement of outstanding fees of $150,000.

     Alliance also issued 1,343,750 common shares, subordinated unsecured loan notes convertible into 1,078,125 common shares and 1,210,938 warrants to Bank of America in exchange for an overriding royalty interest in most of LaTex's properties held by Bank of America.

     The purchase price was allocated to oil and gas properties and has been arrived at as follows:

          Value of 1,343,750 ordinary shares and warrants          $2,371,300
          Value of convertible subordinated unsecured loan note     1,400,700
                                                                   ----------
                                                                   $3,772,000
                                                                   ==========

(3)  Impairment of U.K. Interests

     As discussed in Note 1, the Company utilizes the full cost method of accounting for its oil and gas operations and performs a "ceiling test." The ceiling test limits the costs accumulated in respect of each cost pool to net amounts that can be recovered from the estimated production of proved reserves. The net amounts recovered are determined utilizing a 10% discount factor and pricing and cost levels at the balance sheet date.

     The U.K. Interests consist of proven reserves and the current development program is being conducted to produce these reserves. The Company does not have contracts in place with purchasers and, accordingly, utilizes the spot market price to value such interests. The utilization of these factors has resulted in ceiling test

                           AROC INC. AND SUBSIDIARIES
     write-downs of approximately $28,000,000 and $2,500,000 for the years ended April 30, 1999 and 2000, respectively.

(4)  Income Taxes

     Income taxes differ from amounts computed by applying the U.S. federal tax rate for the years ended April 30, 1998, 1999 and 2000, as a result of the following (in thousands):

                                                                    1998              1999                 2000
                                                                  -------           --------             -------
          Computed expected tax benefit                           $(1,608)          $(11,718)            $(3,731)
          Increase in valuation allowance for                       6,792             11,296               3,709
               Deferred tax, assets
          Net operating losses acquired                            (5,513)                 -                   -
          Other                                                       329                422                  22
                                                                  -------           --------             -------
          Actual income tax benefit                               $     -           $      -             $     -
                                                                  =======           ========             =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of April 30, 1999 and 2000 are presented below (in thousands):

                                                                                  1999              2000
                                                                                --------        -----------
          Deferred tax assets:
               Net operating and other loss carryovers                          $ 15,238        $    22,113
               Property and equipment                                             10,034              6,514
               Investment write-downs                                                917                917
               Percentage depletion carryforward                                     267                480
               Accrued expenses not deductible until paid                             85                226
                                                                                --------        -----------
          Total deferred tax assets                                               26,541             30,250
               Valuation allowance                                               (26,541)           (30,250)
                                                                                --------        -----------
          Net deferred tax assets                                               $      -        $         -
                                                                                ========        ===========

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Company has net operating loss carryovers to offset future taxable earnings of approximately $65 million, of which approximately $58 million of losses are limited under Section 382 of the Internal Revenue Code. If not previously utilized or limited, the net operating losses will expire in varying amounts from 2004 to 2020.

                           AROC INC. AND SUBSIDIARIES

(5)    Long-Term Debt

Long-term debt at April 30, 1999 and 2000 consists of the following:

                                                 1999                            2000
                                             -----------                     -----------
     BoA:
          Tranche A                          $18,500,000                     $20,682,330
          Tranche B                           16,330,348                      24,919,521
          Tranche C                            5,000,000                       5,000,000

     EnCap                                    10,243,775                      11,310,011
     EnCap II                                          -                       6,733,528
                                             -----------                     -----------
                                              50,074,123                      68,645,390
          Less unamortized discount            6,897,502                       5,588,790
                                             -----------                     -----------
     Long-term debt                           43,176,621                      63,056,600
          Less current portion                         -                               -
                                             -----------                     -----------
     Long-term debt less current portion     $43,176,621                     $63,056,600
                                             ===========                     ===========

     In connection with the Difco Acquisition (see Note 2), the Company entered into agreements with Bank of America National Trust & Savings Association
     (BoA), AROC's principal lender and EnCap Equity 1996 Limited Partnership, and EnCap Capital Investment Company PLC (collectively EnCap) providing up to $64,750,000 in debt, as follows:

                    BoA:
                         Tranche A                      $25,000,000
                         Tranche B                       25,000,000
                         Tranche C                        5,000,000
                                                        -----------
                                                         55,000,000
                    EnCap                                 9,750,000
                                                        -----------
                                                        $64,750,000
                                                        ===========

     Tranche A consists of a revolving credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. The Company's initial borrowing base was $18,500,000 and redetermined semiannually on January 31 and July 31. Interest is at a rate determined by the Company from time to time, of either (i) the greater of BoA's reference rate and the federal funds effective rate plus 2.0%, or
     (ii) 2.5% above the current London Interbank Offered Rate (7.4% and 8.9% at April 30, 1999 and 2000, respectively). While any Tranche B loan is outstanding, the preceding margins will be increased by an additional 0.5% semi-annually on April 26 and on October 26 of each year. Interest is payable quarterly and the principal is due in equal quarterly payments beginning October 30, 2000 and ending on October 30, 2003.

     Tranche B consists of a credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. Interest is at a rate determined by the Company from time to time, of (i) BoA's Tranche B reference rate plus 2.0%, or (ii) 4.0% above the current
     London Interbank Offered Rate (8.9% and    10.29% at April 30, 1999 and
     2000, respectively). The margins for all Tranche B loans will be increased by an additional 0.5% semi-annually on April 26 and on October 26 of each year. Interest is payable quarterly and principal is due in full on July 31, 2001.

     Tranche C consists of a credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. Interest is at a rate determined by the Company from time to time, of either (i) BoA's reference rate plus 5.0%, or (ii) 7.0% above the current London Interbank Offered Rate (11.9% and

                          AROC INC. AND SUBSIDIARIES

     13.29% at April 30, 1999 and 2000, respectively). Interest is payable quarterly and principal is due in equal quarterly payments beginning January 31, 2001 and ending on October 30, 2004. The BoA debt facility contains various covenants, including, but not limited to, maintenance of minimum current and interest coverage ratios, as defined in the agreement.

     EnCap debt, which was in the amount of $18,043,539, including interest at 10%, was unsecured. Interest was payable quarterly and principal was due in full on October 30, 2005. Until October 30, 2001, the Company had the option, in lieu of paying cash, of increasing the principal amount of the debt by the interest due.

     The Company paid BoA a cash fee of $700,000 and granted BoA warrants to purchase 3,275,000 ordinary shares at a price of 1p per share. The fair value of the warrants ($1,335,000) attaching to the debt was treated as a discount. In addition, the Company agreed to grant BoA an overriding royalty interest, valued at the value of the underlying oil and gas reserves, in the U.K. Interests of 0.3% beginning January 1, 2001. The overriding royalty interest will entitle BoA to receive payment equal to the specified percentage of the net revenues generated by the U.K. Interests. In connection with obtaining the debt financing from BoA, the Company was required to enter into commodity price risk management contract on terms that are mutually agreeable to BoA and the Company with respect to at least 50% of the Company's estimated producing reserves as of October 31, 1998. BoA also required the Company to enter into interest rate risk management contracts providing for a maximum interest rate of 9.0% on the notional amount projected to be outstanding on the revolving credit facility until March 31, 2000 (see Note 13).

     During 1998, in connection with the issuance of the EnCap debt, the Company sold EnCap 15,000,000 common shares with a fair value of $6,360,000 for cash consideration. The difference was treated as a discount on the debt. The Company also issued EnCap Investments L.C. 545,454 shares in consideration of a fee of $292,000.

     On December 21, 1999, AROC acquired various properties by issuing three separate notes currently held by EnCap and Picosa Creek Limited Partnership (collectively EnCap II) for an aggregate of $6,500,000 at an interest rate of 10% per annum. The notes were scheduled to mature on October 29, 2005 with interest payable on the last business day of each quarter. Until January 1, 2003, the Company had the option, in lieu of paying cash, of increasing the principal amount of the debt by the interest due.

     As of April 30, 2000, the Company was not in compliance with certain covenants of the BoA Credit Agreement, which included but were not limited to the maintenance of minimum levels of working capital and interest coverage. As a result of the replacement of the BoA Credit Agreement with the Toronto Dominion Credit Agreement on May 2, 2000, these covenant violations were no longer applicable. (See Note 15--for subsequent event regarding refinancing and debt conversion to preferred stock.)

     The Company capitalizes interest cost as a component of the North Sea U.K. Interests development program. The following is a summary of interest cost incurred:

                                                                    Year ended April 30
                                                        -----------------------------------------------
                                                           1998              1999               2000
                                                        ----------        ----------         ----------

          Interest cost capitalized                     $        -        $1,170,235         $  624,602
          Interest cost charged to income                2,573,646         3,354,627          7,530,474
                                                        ----------        ----------         ----------

               Total interest cost incurred             $2,573,646        $4,524,862         $8,155,076
                                                        ==========        ==========         ==========

                          AROC INC. AND SUBSIDIARIES

(6)  Savings and Profit Sharing Plan

     The Company maintains an employee savings and profit sharing plan (the
     Plan) which covers substantially all of its employees. The Plan is comprised of a 401(k) saving portion and a noncontributory defined contribution portion. Employees are qualified to participate after approximately 30 days of service. Participation in the 401(k) plan is voluntary, and the Company matches contributions up to six percent of the employees' salary at a rate of 50 percent of the employee's contribution. The Company contributed $9,243, $17,523, and $30,835 to the Plan during the years ended April 30, 1998, 1999, and 2000, respectively.

     The noncontributory portion of the Plan allows the Company to share annual profits with employees. Annual payments to the Plan are elective. Management elected to make no contributions to the Plan for the years ended April 30, 1998, 1999, and 2000. The Company is under no obligation to make contributions to the Plan in the future.

(7)  Capital Stock

     On December 8, 1999, AROC acquired a majority of the shares of Alliance on the basis of one share of AROC common stock for each ordinary share of Alliance, with the result that the former shareholders of Alliance then held approximately 98% of the outstanding share of AROC. Therefore, Alliance is deemed to have acquired AROC for accounting purposes. The historical financial information for all financial periods prior to December 8, 1999, reflects the results of operations and assets and liabilities of Alliance. The Alliance shares have been retroactively restated for the equivalent number of shares received in the merger.

     The Company issued convertible restricted stock in connection with the Difco acquisition (see Note 2). Each convertible restricted share is entitle to one-half vote on all matters in which the common shares are entitled to vote and have rights identical to the common shares except for certain restrictions on transfer. In addition, the holders of the convertible restricted shares have contingent right to acquire up to 20,000,000 common shares prior to 2003. The number of common shares actually issued is a result of this contingent right will depend on the sales production actually achieved, or the estimated value attributable to the U.K. Interests. The convertible restricted shareholders will receive only 5,000,000 common shares if none of the production targets or reserve values are achieved.

(8)  Stock and Incentive Plan

     During the year ended April 30, 2000, the Company adopted the 2000 Omnibus Stock and Incentive Plan (the Stock Plan). This plan is intended to provide additional incentives through the award of options, stock appreciation rights, shares of restricted stock, and performance awards to directors, officers, key employees and consultants.

     During the year ended April 30, 2000, the Company granted 6,600,000 shares of restricted stock to the directors, officers and certain key employees. Under the Stock Plan, the shares vest in equal increments in April 2001, 2002, and 2003 or upon a change in control of the Company as defined in the Stock Plan. The estimated market value of shares awarded was $858,000. This amount was recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation will be amortized to expense over the three year vesting period.

     As of April 30, 1999, there were options to subscribe to 3,102,500 shares with a weighted average service price of 17.2p which were cancelled in December 1999.

                          AROC INC. AND SUBSIDIARIES

(9)  Warrants

     During the year ended April 30, 2000, the Company issued warrants to subscribe for 5,079,149 common shares with various strike prices in exchange for the then outstanding warrants to subscribe for ordinary shares in Alliance.


     The following is a summary of warrants outstanding as of April 30, 2000:

          Warrant series                         Strike price   Last date for exercise        Shares

       Series "D"                                      $0.86         March 31, 2001              287,119
       Series "E"                                      $0.86        October 31, 2001              30,953
       Series "F"                                      $1.38       December 16, 2002             275,139
       Series "G"                                      $1.60         April 30, 2007            1,210,938
       Series "H"                                      $0.01        October 30, 2008           3,275,000
       Series "I"                                      $0.01         April 30, 2007            1,193,581
                                                                                               ---------
       Total Warrants                                                                          6,272,730
                                                                                               =========

     At April 30, 1999, 5,079,149 warrants to subscribe for Alliance ordinary shares were outstanding.

(10) Convertible Subordinated Unsecured Loan Notes

     At April 30, 1999, the Company had outstanding loan notes of $1,550,000 convertible into 1,193,581 common shares (see Note 2). The loan notes, which were non-interest bearing, were convertible by the holders (on the payment of a nominal cash consideration) any time up to ten years following their date of issue. They were convertible in the following six months on like terms at the option of the Company. Any loan notes not converted prior to the date ten years and six months from issue were to be repaid on that date at an amount equal to twice the amount paid up on the notes. In connection with the American Rivers acquisition (see Note 2), all outstanding loan notes were converted into warrants to subscribe to 1,193,581 common shares at a price of $0.01 per share

(11) Contingencies and Commitments

     The Company is a named defendant in lawsuits, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not believe the outcome of these lawsuits will have material adverse effect on the financial position, results of operations or liquidity of the Company.

     The Company leases office space and certain property and equipment under various lease agreements. As of April 30, 2000, future minimum lease commitments were approximately as follows:

      Year Ending April 30
      --------------------
             2001                                       $193,701
             2002                                        196,905
             2003                                        200,098
             2004                                         16,964

                          AROC INC. AND SUBSIDIARIES

     Rent expense under all operating leases was $252,627, $251,447, and $225,041 during the years ended April 30, 1998, 1999, and 2000, respectively.

(12) Related Party Transactions

     During the year ended April 30, 1998, the Company received $123,000 of proceeds from the sale of 10,351,966 shares in the Company which had previously been owned by the former Managing Director of Alliance. The right to receive the proceeds from the sale of the shares arose from a settlement agreed between the Company and Mr. O'Brien following the discovery that the Company had suffered a financial loss as a result of a number of transactions involving Mr. O'Brien or parties connected with him.

     The Company currently has entered into several energy derivative transactions with El Paso Merchant Energy, a subsidiary of El Paso Energy (El Paso). Affiliates of El Paso are also significant stockholders of the Company (see Note 13).

(13) Financial Instruments and Derivatives

     The Company uses oil and gas floor and cap contracts and interest rate protection agreements to reduce its exposure to fluctuations and in the prices of crude oil and natural gas and in interest rates. Derivative instruments give rise to credit risk due to possible non-performance by the counterparties. However, through ongoing controls, AROC maintains the credit worthiness of its counterparties.

     (a)  Oil and Gas

     Effective May 15, 1997, the Company terminated a previously existing oil and gas pricing derivative at a cost of $1,128,000 settled by an increase in the BoA credit facility. The loss relating to the buy-out was recognized in its entirety during the year ended April 30, 1998.

     On October 23, 1997, the Company entered into commodity price hedge agreements to protect against price declines which may be associated with the volatility in oil and gas spot prices. The commodity price hedges were achieved through the purchase of put options (floors) by the Company, and the associated premium cost ($385,680) was funded by additional drawdowns under the BoA credit facility. The commodity price hedges covered 32,000 bbls and 100,000 MMBTUs per month for the year ended October 31, 1998 (covered in excess of 90% of the Company's current monthly sales volumes). The floors equated to approximately $18.50/bbl NYMEX WTI contract and $2.20/MMBTU NYMEX Natural Gas contract. On October 31, 1998, the Company's commodity price hedge agreements expired.

     During February 1999, the Company completed a transaction with El Paso Merchant Energy to hedge approximately 65% of its existing monthly gas production by installing a floor of $1.60/MMBTU and a cap of $2.07/MMBTU (NYMEX Natural Gas). In Addition, during April 1999, the Company completed a transaction with El Paso Merchant Energy to hedge approximately 40% of its existing monthly oil production by installing a floor of $12.00/barrel (NYMEX WTI). These commodity price hedge agreements expired on October 31, 1999.

     Between September 8, 1999 and February 10, 2000, the Company completed several transactions with El Paso Merchant Energy to hedge approximately 30%-40% of its existing monthly oil production by installing a floor of $19.00/barrel (NYMEX WTI) and caps between $24.00/barrel and $26.65/barrel (NYMEX WTI). These commodity price hedge arrangements will expire on December 31, 2000.

                          AROC INC. AND SUBSIDIARIES

     On August 30, 1999, the Company completed a transaction with El Paso Merchant Energy to hedge approximately 50% of its existing monthly U.S. gas production by installing a floor of $2.40/MMBTU (NYMEX Natural Gas) and a cap of $3.00. This commodity price hedge agreement will expire on October 31, 2000. On March 31, 2000, the Company completed a transaction with El Paso to hedge approximately 50% of its existing monthly U.K. gas production by installing a floor of 10.5 pence/therm (IPE) and a cap of 12.55 pence/therm. This commodity price hedge agreement will expire on September 30, 2000.

     (b)  Interest

     The Company was required, by agreement with BoA (see Note 5) to participate in an interest rate protection program (swaps), for interest on the debt payable to BoA until March 31, 2000. Interest was hedged to achieve a fixed rate of 7.49% calculated on a monthly basis based on the related debt fixed amortization schedule. Hedging gains/losses are included in interest expense.

     (c) Fair Value of Financial and Commodity Instruments

     The following methods and assumptions were used by the Company in estimating the fair value of its financial and commodity instruments. The reported amounts of cash equivalents, accounts receivable and payable approximate fair value due to their short-term maturity. The carrying value of the Company's floating rate debt approximated fair value and the value of the fixed rate debt is estimated based on comparable debt rates. The fair value of commodity derivatives are based on quoted market prices.

     The carrying value and fair value of certain financial instruments as of April 30, 1999 and 2000 are shown as assets and liabilities in the table below:

                                                                                 April 30
                                         --------------------------------------------------------------------------------------
                                                          1999                                            2000
                                         --------------------------------------         ---------------------------------------
                                             Carrying                  Fair                 Carrying                  Fair
                                               Value                   Value                  Value                   Value
                                         -----------------        -------------         -----------------        --------------
                                                                              (in thousands)
       Fixed rate long-term debt                  $(10,244)             (10,244)                 $(18,044)              (18,044)
       Interest Rate Swaps                               -                 (249)                        -                     -
       Commodity Floor/Caps                              -                 (128)                        -                  (131)

     The estimated fair value of long-term debt is based primarily on comparable market rates for the same or similar issues as advised by the noteholders (see Note 5). The fair value of forward exchange and currency option contracts is based on current market rates of comparable instruments.

(14) Disposition of Oil and Gas Properties

     During the years ended April 30, 1998, 1999, and 2000, the Company sold oil and gas properties for approximately $5,600,000, $1,742,000, and $ 411,000, respectively. Proceeds of such sales were credited to the full cost pool.

(15) Subsequent Events

     Effective May 1, 2000, AROC designated 2,200,000 shares of its authorized preferred stock as Series A Preferred Stock. The Series A Preferred Stock accrues cumulative dividends at the rate of $5.00 per share per year, payable semiannually. Until May 1, 2002, dividends are payable in kind through the issuance of additional shares of preferred stock at a price equal to the fair market value of the preferred stock at the time of

                          AROC INC. AND SUBSIDIARIES
     the payment. The preferred stock has a liquidation preference of $50.00 per share and may be redeemable at $50.00 per share at either the Company's or the holder's option upon the occurrence of certain events. Each share of preferred stock is convertible at any time into 384.6 shares of the Company's common stock and has the right to vote in all matters on the same basis as if the preferred stock had been converted into common stock. The terms of the preferred stock prohibit the Company from taking certain actions without the consent of the holders of the preferred stock.

     On May 2, 2000, the Company sold to BoA, EnCap Equity 1996 Limited Partnership ("EnCap 1996 LP"), Energy Capital Investment Company PLC ("ECIC"), El Paso Capital Investments, L.L.C. (El Paso), EF-II Holdings, LLC (EF-II), Picosa Creek Limited Partnership (Picosa) and EnCap Investments, L.L.C. (EnCap Investments) 850,163 shares of the Company's newly created Series A Preferred Stock for a total consideration of approximately $42.5 million, received in satisfaction of outstanding obligations to those parties and in consideration of cash (approximately $2,700,000) and the purchase of an oil and gas property interest (valued at approximately $2,500,000).

     Also on May 2, 2000, pursuant to four separate Purchase and Sale Agreements by and between (i) EnCap Equity 1994 Limited Partnership (EnCap 1994 LP),
     (ii) ECIC and ECIC Corporation, (iii) EnCap 1996 LP, and (iv) Mountaineer Limited Partnership, and the Company, the Company also acquired direct or indirect ownership of oil and gas properties having a net present value, discounted at 10%, of approximately $62 million at May 1, 2000, using non-escalated prices of $2.50 per mcf of gas and $22.00 per barrel of oil. The properties include approximately 280 wells located in Texas, Louisiana, New Mexico, and Wyoming. The properties were acquired in exchange for the issuance to the sellers of an aggregate of 930,140 shares of the Company's Series A Preferred Stock.

     In addition, on May 2, 2000, the Company entered into a Purchase Agreement providing for the sale to EnCap 1996 LP, ECIC and El Paso of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, the Company also issued to EnCap 1996 LP, ECIC and El Paso warrants to purchase a total of 39,541,233 shares of the Company's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such Purchase Agreement.

     As a result of these transactions, the Company has outstanding 55,278,837 shares of common stock, 10,000,000 convertible restricted voting shares, warrants to purchase 45,813,963 shares of common stock, and 1,780,303 shares of Series A Preferred Stock that are convertible into an aggregate of 684,731,923 shares of common stock. EnCap 1996 LP, EnCap 1994 LP, ECIC, EnCap Investments, Picosa, EF-II and El Paso have the right to vote in the aggregate approximately 80% of the Company's voting securities and Bank of America and its affiliates have the right to vote approximately 11.6% of the Company's voting securities.

     Pursuant to a Credit Agreement dated as of May 1, 2000, among AROC, Toronto Dominion (Texas), Inc., individually and as Agent, and the lenders named in that agreement (the TD Credit Agreement), the Company obtained a new $35,000,000 credit facility. The credit facility is secured by a first lien on substantially all of the Company's assets and the credit facility imposes certain restrictions on the Company's activities, including the payment of dividends and purchases of stock. The credit facility provides for a revolving line of credit for three years. Borrowings under the credit facility bear interest at either the LIBOR rate plus from 1.75% to 3.0% or the agent's prime rate plus from .25% to 1.5%, at the Company's election. Interest is payable quarterly beginning July 31, 2000.
     Principal is payable in full on the third anniversary of the closing of the credit facility. The borrowing base for the credit facility will typically be redetermined semiannually, although the lenders and borrowers have the right to make a redetermination at any time.

                          AROC INC. AND SUBSIDIARIES

     A portion of the proceeds of the cash received from the credit facility and the sale of the subordinated debt were used to satisfy the Company's obligations under its previous credit facility with BoA and the remainder will be used for working capital.

(16) Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)

     Results of Operations from Oil and Gas Producing Activities

     The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended April 30, 1998, 1999, and 2000 (in thousands):

                                                                       United States              United Kingdom
                                                           -----------------------------------  ----------------
                                                               1998         1999       2000           2000
                                                            ----------------------------------  ----------------

       Revenues                                               $10,210     $  6,234    $ 8,967           $  3,538

       Production costs                                        (4,849)      (2,770)    (4,843)            (1,529)
       Gross production taxes                                    (657)        (326)      (512)                 -
       Depreciation, depletion and impairments                 (2,571)     (29,931)    (1,921)            (3,707)
       Loss on termination of derivative contract              (1,128)           -          -                  -
                                                              -------     --------    -------           --------

       Income (loss) from operations before income taxes        1,005      (26,793)     1,691             (1,698)
       Income tax expense                                           -            -          -                  -
                                                              -------     --------    -------           --------
       Results of operations (excluding corporate             $ 1,005     $(26,793)   $ 1,691           $(1,698)
            overhead and interest costs)                      =======     ========    =======           ========


     All of the Company's oil and gas producing activities are located within the United States and the United Kingdom.

                          AROC INC. AND SUBSIDIARIES

     Capitalized Costs and Cost Incurred Relating to Oil and Gas Activities

                                                             1998                  1999                 2000
                                                        (in thousands)       (in thousands)        (in thousands)
                                                    --------------------  --------------------  -------------------
     United States                                        $43,200               $42,902               $49,339
     United Kingdom                                             -                31,054                39,632
                                                          -------               -------               -------
          Total capitalized costs                          43,200                73,956                88,971
          Less:
          Accumulated depreciation and                     13,571                15,582                17,032
               depletion--U.S.
          Accumulated depreciation, depletion, and              -                28,260                31,967
               impairment--U.K.                           -------               -------               -------
     Net capitalized costs                                $29,629               $30,114               $39,972
                                                          =======               =======               =======

     Costs incurred during the year:
          Exploration costs:
               United States                              $     -               $     -               $     -
               United Kingdom                                   -                     -                     -
                                                          -------               -------               -------
                                                          $     -               $     -               $     -
                                                          =======               =======               =======

     Development costs:
          United States                                   $ 1,821               $   974               $   683
          United Kingdom                                      276                 3,535                 7,953
                                                          -------               -------               -------
                                                          $ 2,097               $ 4,509               $ 8,636
                                                          =======               =======               =======

     Purchase of minerals in place:
          United States                                   $ 9,041               $   125               $ 6,500
          United Kingdom                                        -                29,625                     -
                                                          -------               -------               -------
                                                          $ 9,041               $29,750               $ 6,500
                                                          =======               =======               =======



     Estimated Quantities of Proved Oil and Gas Reserves

     The estimates of proved oil and gas reserves were prepared by independent petroleum engineers. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company's proved reserves are undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

     Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods.

                          AROC INC. AND SUBSIDIARIES

     The following is an analysis of the Company's proved oil and gas reserves.

                                                              United States                    United Kingdom
                                                    --------------------------------------  --------------------
                                                        Oil (Mbbls)         Gas (MMcf)           Gas (MMcf)
                                                    -------------------  -----------------  --------------------
     Proved reserves at April 30, 1997                          6,580.7             25,955                     -

     Revisions of previous estimates                             (735.5)             2,149                     -
     Production                                                  (396.2)            (1,689)                    -
     Purchases of reserves-in-place                             1,335.7              4,173                     -
     Sales of reserves-in-place                                  (290.4)            (4,266)                    -
                                                    -------------------  -----------------  --------------------
     Proved reserves at April 30, 1998                          6,494.3             26,322                     -

     Purchase of reserves-in-place                                    -                  -                73,870
     Revisions of previous estimates                            2,624.7             (1,125)              (64,137)
     Production                                                  (278.1)            (1,402)                    -
     Sales of reserves-in-place                                  (133.6)              (943)                    -
                                                    -------------------  -----------------  --------------------
     Proved reserves at April 30, 1999                          8,707.3             22,852                 9,733

     Purchase of reserves-in-place                                339.7             18,846                     -
     Revisions of previous estimates                              (57.6)            (2,285)               55,538
     Production                                                  (279.4)            (1,564)               (1,842)
     Sales of reserves-in-place                                   (47.5)              (534)                    -
                                                    -------------------  -----------------  --------------------

     Proved reserves at April 30, 2000                          8,662.5             37,315                63,429
                                                    ===================  =================  ====================

     Proved developed reserves at:
          April 30, 1998                                        3,773.7             22,632                     -
                                                    ===================  =================  ====================
          April 30, 1999                                        6,000.7             19,519                     -
                                                    ===================  =================  ====================
          April 30, 2000                                        6,711.9             21,007                 7,256
                                                    ===================  =================  ====================

     United Kingdom Revisions of previous estimates amounts, noted above, are attributable to several fields being considered uneconomic based on prices at April 30, 1999. With the increase in prices during the year ended April 30, 2000, these fields were considered economic at April 30, 2000.

     Discounted Future Net Cash Flows

     In accordance with Statement of Financial Accounting Standards No. 69, estimates of the standardized measure of discounted future cash flows were determined by applying period-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by the estimated future production and development costs based on period-end costs to determine pre-tax cash inflows over the Company's tax basis in the associated proved oil and gas properties. Net operating losses, credits and permanent differences were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     Future income tax expenses are estimated using the statutory tax rate of 34% and 30% in the United States and United Kingdom, respectively. Estimates for future general and administrative and interest expense have not been considered.

                          AROC INC. AND SUBSIDIARIES

     The estimated standardized measure of discounted future cash flows for the years ended April 30, 1998, 1999 and 2000 (in thousands) follows:

                                                                         United States                     United Kingdom
                                                               -------------------------------------    ---------------------
                                                                 1998           1999         2000         1999         2000
                                                               --------       --------     ---------    --------     --------
          Future cash inflows                                  $131,858       $167,154     $ 275,302    $ 13,981     $117,756
          Future production and                                 (48,683)       (73,970)     (125,706)    (10,055)     (68,583)
                    development costs                          --------       --------     ---------    --------     --------

          Future net cash inflows before                         83,175         93,184       149,596       3,926       49,173
               income tax expense
          Future income tax expense                             (10,444)       (18,416)      (30,179)          -       (1,200)
                                                               --------       --------     ---------    --------     --------
          Future net cash flows                                  72,731         74,768       119,417       3,926       47,973
          10% annual discount for estimated                     (27,625)       (39,899)      (61,727)     (1,132)     (32,546)
               timing of cash flows                            --------       --------     ---------    --------     --------

          Standardized measure of                              $ 45,106       $ 34,869     $  57,690    $  2,794     $ 15,427
               discounted future net cash flows                ========       ========     =========    ========     ========


     The changes in standardized measure of discounted future net cash flows (in thousands) follows:

                                                              United States                            United Kingdom
                                                           ------------------------------------  ---------------------------
                                                              1998          1999          2000         1999           2000
                                                            --------      --------      -------      --------       --------
          Beginning of period                               $ 35,368      $ 45,106      $34,869   $         -       $  2,794

          Increases (decreases)
               Sales, net of production costs                 (4,338)       (2,765)      (6,522)            -         (1,973)
               Net change in sales prices, net                 7,671        (1,903)      19,178       (10,205)         3,372
                    of production costs
               Changes in estimated future                    (1,161)         (924)         543          (134)       (11,235)
                    development costs
               Revisions of previous quantity                 (1,778)       12,115       (2,426)       (4,254)        26,349
                    estimates
               Accretion of discount                           3,963         4,856        4,384           827            279
               Net change income taxes                           813        (2,700)      (4,714)            -           (261)
               Purchases of reserves-in-place                 12,720             -       16,155        16,560              -
               Sales of reserves-in-place                     (4,975)       (1,875)        (571)            -              -
               Changes of production rates                    (3,177)      (17,041)      (3,206)            -         (3,898)
                    (timing) and other                      --------      --------      -------      --------       --------


               End of period                                $ 45,106      $ 34,869      $57,690      $  2,794       $ 15,427
                                                            ========      ========      =======      ========       ========