Form 10-K/A
period 2000-04-30
AROC INC
filed 2000-08-15
CIK 1093367

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates as of July 15, 2000 was approximately $4,133,207. Solely for purposes of this calculation, all shareholders holding more than 10% of the voting stock of the Company are assumed to be affiliates.

     On July 15, 2000, there were 55,278,837 shares of the Registrant's common stock outstanding, 1,780,303 shares of preferred stock outstanding and 10,000,000 shares of the Registrant's convertible restricted voting stock outstanding.

                      Documents Incorporated by Reference
                                     NONE

Issuer is correcting the market value of stock held by non-affiliates and including the signature page inadvertently omitted from the initial filing.

                                   AROC Inc.

                                   FORM 10-K
                       FISCAL YEAR ENDED APRIL 30, 2000
                       --------------------------------
                               TABLE OF CONTENTS

                                    PART I

Item 1.    Business                                                                                               1
                     ------------------------------------------------------------------------------------------
Item 2.    Properties                                                                                             3
                       ----------------------------------------------------------------------------------------
Item 3.    Legal Proceedings                                                                                      9
                              ---------------------------------------------------------------------------------
Item 4.    Submission of Matters to a Vote of Security Holders                                                   10
                                                                -----------------------------------------------

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                 10
                                                                                  ----------------------------
Item 6.    Selected Financial Data                                                                               11
                                    --------------------------------------------------------------------------
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 13
                                                                                                  ------------
Item 8.    Financial Statements and Supplementary Data                                                           18
                                                        ------------------------------------------------------
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  18
                                                                                                 -------------

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                                    18
                                                               ------------------------------------------------
Item 11.   Executive Compensation                                                                                20
                                   ----------------------------------------------------------------------------
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                        20
                                                                           ------------------------------------
Item 13.   Certain Relationship and Related Transaction                                                          22
                                                         ------------------------------------------------------

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      23
                                                                             ----------------------------------
           Signatures                                                                                            23
                      -----------------------------------------------------------------------------------------

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

(c)  Exhibits


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AROC Inc.
Date: August 15, 2000                   /s/ John A. Keenan
                                        ----------------------------------------
                                        John A. Keenan, Chairman
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ John A. Keenan        Chairman and Chief Executive Officer   August 15, 2000
-------------------------
John A. Keenan

/s/ Paul R. Fenemore      Director and Chief Operating Officer   August 15, 2000
-------------------------
Paul R. Fenemore

/s/ Phillip Douglas       Director                               August 15, 2000
-------------------------
Phillip Douglas

/s/ William J A Kennedy   Director                               August 15, 2000
-------------------------
William J A Kennedy

/s/ Michael E. Humphries
------------------------- Director                               August 15, 2000
Michael E. Humphries

/s/ John R. Martinson     Director                               August 15, 2000
-------------------------
John R. Martinson

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