Form 10-K/A
period 2000-04-30
AROC INC
filed 2000-08-21
CIK 1093367

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

                      Documents Incorporated by Reference
                                     NONE

Issuer is including Exhibits per Item 14(c), which were inadvertently omitted from the prior filing.

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

(c)  Exhibits

(1)   3.1      Certificate of Incorporation of AROC Inc. (3.1)
(1)   3.2      Certificate of Amendment dated October 13, 1999, to Certificate of Incorporation of AROC
               Inc. (3.3)
(2)   3.3      Certificate of Amendment dated December 8, 1999, to Certificate of Incorporation of AROC
               Inc. (3.1)
(3)   3.4      Certificate of Designation of the Series A Preferred Stock of AROC Inc., as filed with the
               Secretary of State of Delaware May 1, 2000 (3.1)
(1)   3.4      Bylaws of AROC Inc. (3.2)
(1)   10.1     Registration Rights Agreement dated October 13, 1999 among AROC Inc. (formerly American
               Rivers Oil Company) and members of the Benton family (10.4)
(3)   10.2     Amended and Restated Registration Rights Agreement, dated as of April 30, 2000, by and among AROC Inc., EnCap Equity 1996 Limited Partnership, Energy Capital Investment Company
               PLC, Shahara Oil, L.L.C., El Paso Capital Investments, L.L.C. and Picosa Creek Limited
               Partnership (10.7)
(3)   10.3     Amended and Restated Registration Rights Agreement, dated as of April 30, 2000, by and among AROC Inc., Bank of America, N.A. and LaSalle Street Natural Resources Corporation
               (10.8)
(1)   10.4     Warrant Agreement dated as of October 13, 1999 among AROC Inc. (formerly American Rivers
               Oil Company) and holders of Series D, E, F, G and H Warrants (10.5)
(1)   10.5     Warrant Agreement dated as of October 13, 1999 among AROC Inc. (formerly American Rivers
               Oil Company) and holders of Series I Warrants (10.6)
(3)   10.6     Warrant Agreement dated April 30, 2000, relating to the issuance of Series J Warrants of
               AROC Inc. (4.1)
(3)   10.7     Purchase and Sale Agreement, dated April 30, 2000, by and between EnCap Equity 1996 Limited
               Partnership and AROC Inc. (10.1)
(3)   10.8     Purchase and Sale Agreement, dated April 30, 2000, by and among Energy Capital Investment
               Company PLC, ECIC Corporation and AROC Inc. (10.2)
(3)   10.9     Purchase and Sale Agreement, dated April 30, 2000, by and between EnCap Equity 1994 Limited
               Partnership and AROC Inc. (10.3)
(3)   10.10    Purchase Agreement dated May 1, 2000, by and between AROC Inc., EnCap Equity 1996 Limited
               Partnership, Energy Capital Investment Company PLC and El Paso Capital Investments, L.L.C.
               (10.5)
(3)   10.11    Preferred Stock Purchase Agreement, dated as of May 1, 2000, among Bank of America, N.A.,
               EnCap Equity 1996 Limited Partnership, Energy Capital Investment Company PLC, El Paso
               Capital Investments, L.L.C., EF-II Holdings LLC, Picosa Creek Limited Partnership, EnCap
               Investments, L.L.C. and AROC Inc. (10.6)
(3)   10.12    Credit Agreement dated as of May 1, 2000, among AROC Inc., Toronto Dominion (Texas), Inc., individually and as Agent and the Lenders (10.9)
      10.13*   Employment Agreement dated as of December 8, 1999 between AROC Inc. and John A. Keenan
      10.14*   Employment Agreement dated as of June 1, 2000 between AROC Inc. and Paul R. Fenemore
      10.15*   Employment Agreement dated as of December 8, 1999 between AROC Inc. and Francis M.
               Munchinski
      10.16*   Employment Agreement dated as of December 8, 1999 between AROC Inc. and Robert E. Schulte
      10.17*   2000 Omnibus Stock and Incentive Plan of AROC Inc. dated as of April 12, 2000
      21.1     Subsidiaries

(1) Incorporated by reference to the indicated exhibit filed with the Registrant's Registration Statement on Form S-4 (Regis. No. 333-85237).
(2) Incorporated by reference to the indicated exhibit filed with the Registrant's Current Report on Form 8-K dated as of December 8, 1999.
(3) Incorporated by reference to the indicated exhibit filed with Registrant's Current Report on Form 8-K dated as of May 1, 2000.
(*)  Designates management contracts or compensatory plans or arrangements.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AROC Inc.
Date: August 21, 2000                   /s/ John A. Keenan
                                        ----------------------------------------
                                        John A. Keenan, Chairman
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ John A. Keenan        Chairman and Chief Executive Officer   August 21, 2000
-------------------------
John A. Keenan

/s/ Paul R. Fenemore      Director and Chief Operating Officer   August 21, 2000
-------------------------
Paul R. Fenemore

/s/ Phillip Douglas       Director                               August 21, 2000
-------------------------
Phillip Douglas

/s/ William J A Kennedy   Director                               August 21, 2000
-------------------------
William J A Kennedy

/s/ Michael E. Humphries
------------------------- Director                               August 21, 2000
Michael E. Humphries

/s/ John R. Martinson     Director                               August 21, 2000
-------------------------
John R. Martinson

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