Form 10-Q
period 2000-06-30
AROC INC
filed 2000-10-30
CIK 1093367

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     XX   EXCHANGE OF 1934
    ----

          For the quarterly period ended June 30, 2000

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________


                      Commission file number: 000-28463

                                   AROC Inc.
                                   ---------
            (Exact name of registrant as specified in its charter)

     England and Wales                              73-2932492
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or organization)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma      74135
(Address of principal executive offices)                 (Zip Code)


     Registrant's telephone number, including area code  (918) 491-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     As of October 15, 2000, there were 55,278,837 shares of the Registrant's common stock outstanding and 10,000,000 convertible restricted voting shares outstanding of the Registrant.

PART I - FINANCIAL INFORMATION
     Item 1.   Financial Statements                                                                  Page

               Consolidated Condensed Balance Sheets as of
               June 30, 2000 and December 31, 1999                                                   3

               Consolidated Condensed Statements of Operations
               for the three and six months ended June 30, 2000 and 1999                             4

               Consolidated Condensed Statement of Stockholders' Equity (Deficit) and
               Comprehensive Income (Loss) - Six months ended June 30, 2000                          5

               Consolidated Condensed Statements of Cash Flows -
               Six months ended June 30, 2000 and 1999                                               6

               Notes to Consolidated Condensed Financial Statements                                  7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   13

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk                            18

PART II - OTHER INFORMATION

               The information called for by Item 1. Legal Proceedings, Item 2.
               Changes in Securities, Item 3. Default Upon Senior Securities, Item 4.
               Submission of Matters to a Vote of Security Holders, Item 5. Other
               Information has been omitted as either inapplicable or because the answer thereto is negative or has been described in the Form 8-K/A filed
               October 27, 2000.

     Item 6.   Exhibit and Reports on Form 8-K                                                       20

SIGNATURES                                                                                           21

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

                          AROC INC. AND SUBSIDIARIES
                           (Formerly EnCap 1996 LP)
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

                                                                            June 30, 2000              December 31, 1999
                                                                           --------------              -----------------
                              ASSETS
Current assets:
Cash                                                                        $  1,037,324                $    901,546
Accounts receivable - trade                                                    4,403,536                     923,813
Other current assets                                                             921,708                           -
Marketable equity securities - available for sale                                      -                     322,166
                                                                            ------------                ------------
                       Total current assets                                    6,362,568                   2,147,525
                                                                            ------------                ------------
Property, plant, and equipment, at cost:
Oil and gas properties (using full cost method)
  US properties                                                               98,052,230                  16,656,780
  UK properties                                                               16,910,865                           -
Other depreciable assets                                                         484,748                           -
                                                                            ------------                ------------
                                                                             115,447,843                  16,656,780
Less accumulated depreciation, depletion and impairments                      (4,339,186)                 (3,094,393)
                                                                            ------------                ------------
                Net property, plant and equipment                            111,108,657                  13,562,387
                                                                            ------------                ------------
Other assets:
Deposits and other assets                                                        206,598                           -
Deferred loan costs, less accumulated amortization                             1,980,408                           -
                                                                            ------------                ------------
                        Total other assets                                     2,187,006                           -
                                                                            ------------                ------------
          TOTAL ASSETS                                                      $119,658,231                $ 15,709,912
                                                                            ============                ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                            $  7,476,911                $    486,676
Accrued expenses payable                                                       1,200,919                           -
Preferred dividend payable                                                     1,483,585
Payable to affiliates                                                                  -                      78,872
                                                                            ------------                ------------
                    Total current liabilities                                 10,161,415                     565,548

Long-term Liabilities:
Long-term debt (net of discount of $4,631,973
     at June 30, 2000)                                                        30,868,027                           -
                                                                            ------------                ------------
            Total Liabilities                                                 41,029,442                     565,548
                                                                            ------------                ------------
Redeemable preferred shares - par value $0.001; 2,200,000 authorized;
    1,780,292 issued and outstanding at June 30, 2000                         89,014,600                           -

Stockholders' equity (deficit):
Common shares - par value $0.001; 100,000,000
   authorized; 55,278,837 and 48,678,837 issued and
   outstanding at June 30, 2000 and December 31, 1999,
   respectively                                                                   55,279                      48,679
Convertible shares - par value $0.001; 10,000,000
    authorized; 10,000,000 issued and outstanding                                 10,000                      10,000
Additional paid-in-capital                                                     2,088,738                  25,741,395
Unearned compensation - restricted stock                                        (808,000)                          -
Accumulated other comprehensive loss                                                   -                    (213,123)
Accumulated deficit                                                          (11,731,828)                (10,442,587)
                                                                            ------------                ------------
         Total stockholders' equity (deficit)                                (10,385,811)                 15,144,364
                                                                            ------------                ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $119,658,231                $ 15,709,912
                                                                            ============                ============

    See accompanying notes to consolidated condensed financial statements.

                          AROC INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                                            Three            Three              Six               Six
                                                         Months Ended     Months Ended      Months Ended      Months Ended
                                                        June 30, 2000    June 30, 1999     June 30, 2000     June 30, 1999
                                                        -------------    -------------     -------------     -------------
 Oil and gas revenues                                    $  4,465,346     $    822,840      $  5,544,506      $  1,378,243

 Operating expenses:
      Lease operating expense                               1,762,792          544,812         2,407,384         1,046,810
      Depreciation, depletion, and amortization             1,048,897          163,568         1,244,792           346,790
      General and administrative expense                      547,277          140,729           647,653           205,854
                                                         ------------     ------------      ------------      ------------
      Total operating expenses                              3,358,966          849,109         4,299,829         1,599,454
                                                         ------------     ------------      ------------      ------------
 Income (loss) from operations                              1,106,380          (26,269)        1,244,677          (221,211)

 Other income (expense):
      Impairment write-down and loss on sale of
         marketable equity securities                        (262,687)      (3,661,329)         (262,688)       (4,148,814)
      Interest expense                                       (755,733)               -          (755,733)                -
      Miscellaneous income/(expense)                          (21,644)             884           (31,912)              418
      Equity in net losses of affiliate                             -                -                 -        (4,251,961)
                                                         ------------     ------------      ------------      ------------
 Net income (loss)                                             66,316       (3,686,714)          194,344        (8,621,568)

 Preferred stock dividend requirements                      1,483,585                -         1,483,585                 -
                                                         ------------     ------------      ------------      ------------
 Net income (loss) attributable to common stockholders   $ (1,417,269)    $ (3,686,714)     $ (1,289,241)     $ (8,621,568)
                                                         ============     ============      ============      ============
 Basic (loss) per share                                  $      (0.03)    $      (0.07)     $      (0.02)     $      (0.16)
                                                         ============     ============      ============      ============
 Weighted average number of common shares outstanding      53,678,837       53,678,837        53,678,837        53,678,837
                                                         ============     ============      ============      ============

    See accompanying notes to consolidated condensed financial statements.

                          AROC INC. AND SUBSIDIARIES
      Consolidated Condensed Statement of Stockholders' Equity (Deficit)
                        and Comprehensive Income/(Loss)
                        Six Months Ended June 30, 2000
                                  (Unaudited)

                                                                           Unearned      Accumulated
                                                            Additional   Compensation       Other
                                   Common    Convertible     Paid-in      Restricted    Comprehensive  Accumulated
                                   Shares      Shares        Capital        Stock           Loss         Deficit         Total
                                  --------   -----------  ------------   -----------    -------------  -----------   ------------
Balance at December 31,           $ 48,679     $ 10,000   $ 25,741,395      $        -    $ (213,123) $ (10,442,587) $ 15,144,364
  1999

Contributions                            -            -         88,366               -             -              -        88,366

Distributions                            -            -     (1,093,663)              -             -              -    (1,093,663)

Issuance of preferred stock              -            -    (28,243,708)              -             -              -   (28,243,708)

Warrants issued to lender                -            -      4,744,948               -             -              -     4,744,948

Issuance of restricted stock         6,600            -        851,400        (858,000)            -              -             -

Preferred stock dividends                -            -              -               -             -     (1,483,585)   (1,483,585)

Vesting of restricted stock -
     compensation expense                -            -              -          50,000             -              -        50,000

Comprehensive income:
     Net income                          -            -              -               -             -        194,344       194,344
     Change in net unrealized
       loss of investments               -            -              -               -       213,123              -       213,123
                                                                                                                     ------------
          Total comprehensive
            income                                                                                                        407,467
                                  --------     --------   ------------      ----------    ----------  -------------  ------------
Balance at June 30, 2000          $ 55,279     $ 10,000   $  2,088,738      $ (808,000)   $        -  $ (11,731,828) $(10,385,811)
                                  ========     ========   ============      ==========    ==========  =============  ============

    See accompanying notes to consolidated condensed financial statements.

                          AROC INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                              Six Months            Six Months
                                                                                 Ended                 Ended
                                                                             June 30, 2000         June 30, 1999
                                                                             -------------         -------------
Cash flows from operating activites:
        Net income (loss)                                                     $   194,344           $(8,621,568)
        Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activites:
             Depreciation, depletion and amortization                           1,244,792               346,790
             Impairment writedown and loss on sale of marketable securities       262,688             4,148,814
             Compensation expense                                                  50,000                     -
             Other asset amortization                                             177,850                     -
             Equity in net losses in affiliate                                          -             4,251,961
             Changes in assets and liabilities, net effects from acquisitions
                 Accounts receivable                                             (933,225)              463,463
                 Other assets                                                    (813,432)                    -
                 Accounts payable and accrued expenses                         (2,039,048)             (128,309)
                                                                              -----------           -----------
                      Net cash provided by (used in) operating activities      (1,856,031)              461,151
                                                                              -----------           -----------
Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                              139,541                     -
        Additions of property and equipment                                    (1,706,183)           (1,005,457)
        Proceeds from sale of marketable securities available for sale                  -             2,657,223
        Acquisition of AROC                                                       578,839                     -
                                                                              -----------           -----------
                      Net cash provided by (used in) investing activities        (987,803)            1,651,766
                                                                              -----------           -----------
Cash flows from financing activities:
        Deferred loan costs                                                    (1,144,891)                    -
        Payments of long-term debt                                            (40,345,951)                    -
        Proceeds from issuance of preferred stock                               2,703,150                     -
        Proceeds from issuance of long-term debt                               42,500,000                     -
        Contributions                                                              88,366             1,046,803
        Distributions                                                            (821,062)           (2,758,560)
                                                                              -----------           -----------
                      Net cash provided by (used in) financing activities       2,979,612            (1,711,757)
                                                                              -----------           -----------
Net increase (decrease) in cash                                                   135,778               401,160

Cash and cash equivalents at beginning of period                                  901,546               396,822
                                                                              -----------           -----------
Cash and cash equivalents at end of period                                    $ 1,037,324           $   797,982
                                                                              ===========           ===========
Supplemental disclosures of cash flow information -
        Cash paid during the period for interest                              $    21,000           $         -
                                                                              ===========           ===========
Supplemental disclosures of noncash investing and financing activities:
        Distribution of stock                                                 $   272,601           $         -
        Preferred shares issued for banking fees                                  962,000                     -
        Preferred shares issued to refinance debt                              35,299,439                     -
        Preferred shares to purchase oil and gas properties
            and acquisition of old AROC                                        21,805,304                     -
        Change to stockholders' equity for issuance of preferred stock         28,243,708                     -

     See accompanying notes to consolidated condensed financial statements

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


A.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------

These financial statements have been prepared by AROC Inc. (AROC or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosure normally included in financial statements prepared in accordance with generally accepted principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the AROC, EnCap Acquisition and Pro Forma financial statements and the notes thereto included in the Company's most recent Form 8-K.

Consolidation
-------------

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Loss Per Share
--------------

Basic loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and convertible shares (convertible at any time into a minimum of 5,000,000 common shares) outstanding during the periods presented.

The effect of potential common shares (options, warrants and restricted stock) is anti-dilutive. Accordingly, diluted loss per share is not presented.

Foreign Currency Translation
----------------------------

The financial statements of subsidiaries of the Company whose functional currency is not U.S. dollars are translated for consolidation purposes at the rate of exchange at the balance sheet date. Exchange differences arising on the retranslation of net assets are reported as a component of stockholders' equity (deficit) in accumulated other comprehensive loss. In the underlying financial statements, transactions with third parties are translated into the functional currency at the exchange rate prevailing at the date of each transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date. Any exchange gain or loss is recorded in the consolidated statements of operations. Translation and exchange gains or losses for the periods presented were immaterial.

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)



Depreciation of Other Fixed Assets
----------------------------------

Other tangible fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight line basis to write off the cost of assets, net of estimated residual values, over their estimated useful lives as follows:

          Fixtures and equipment   -  3 to 7 years
          Buildings                -  30 years

Deferred Taxation
-----------------

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

For the periods presented and at June 30, 2000, the Company had net deferred tax assets reduced by a valuation allowance to zero because it was not more likely than not such deferred tax assets will be realized.

Debt Issuance Costs
-------------------

Debt issuance costs are initially capitalized and are amortized (interest method) over the term of the debt to which they relate.

Stock Option Plan
-----------------

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Financial Accounting Standards Board Statement (FAS) 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by FAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirement of FAS 123.

Business Segments
-----------------

The Company considers itself to be involved in one business activity and does not meet the criteria established by Financial Accounting Standards Board Statement FAS 131, "Segment Disclosures and Related Information".

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Revenues and loss from operations from United Kingdom (UK) production was $474,421 and $12,729 for the three and six months ended June 30, 2000, respectively. Capital expenditures for the same periods were $369,000. The UK oil and gas properties were acquired in May 2, 2000 in connection with the old AROC reverse acquisition (see note B).

B.   Significant Events

As a result of the May 2, 2000 transactions described below, EnCap Equity 1996 Limited Partnership (EnCap 1996 LP) became the largest stockholder (approximately 39%) of AROC Inc. (old AROC). Although old AROC is the legal acquirer, EnCap 1996 LP is treated as having acquired old AROC for accounting purposes. Accordingly, the transactions have been accounted for as a reverse acquisition and EnCap 1996 LP is now referred to as AROC or the Company. The historical financial statements are those of EnCap 1996 LP, which have been restated for the equivalent number of shares received in the merger. The results of operations of AROC (legal acquirer) will be included in the financial statements of the combined AROC and EnCap 1996 LP financial statements from May 2, 2000 (acquisition date).

On May 2, 2000, pursuant to four separate Purchase and Sale agreements by and between (i) EnCap Equity 1994 Limited Partnership (EnCap 1994 LP), (ii) Energy Capital Investment Company PLC (ECIC) and ECIC Corporation, (iii) EnCap 1996 LP, and (iv) Mountaineer Limited Partnership (together the Sellers) and old AROC, old AROC acquired direct or indirect ownership of oil and gas properties located in Texas, Louisiana, New Mexico and Wyoming (EnCap Acquisition). The properties were acquired in exchange for the issuance to the Sellers of an aggregate of 930,140 shares of the Company's Series A Redeemable Preferred Stock.

Also, on May 2, 2000, old AROC sold to Bank of America, EnCap 1996 LP, ECIC, El Paso Capital Investments, L.L.C. (El Paso), EF-II Holdings, LLC (EF-II), Picosa Creek Limited Partnership (Picosa) and EnCap Investments, L.L.C. (EnCap Investments) 850,163 shares of the Company's newly created Series A Redeemable Preferred Stock for a total consideration of approximately $42.5 million, received in satisfaction of outstanding obligations to those parties and in consideration of cash (approximately $2,700,000) and the purchase of an oil and gas property interest (valued at approximately $2,000,000).

The Series A Redeemable Preferred Stock accrues cumulative dividends at the rate of $5.00 per share per year, payable semiannually. Until May 1, 2002, dividends are payable in kind through the issuance of additional shares of preferred stock at a price equal to the fair market value of the preferred stock at the time of the payment. The preferred stock has a liquidation preference of $50.00 per share and may be redeemable at $50.00 per share at either AROC's or the holder's option upon the occurrence of certain events. Each share of preferred stock is convertible at any time into 384.6 shares of AROC's common stock and has the right to vote in all matters on the same basis as if the preferred stock had been converted into common stock. The terms of the preferred stock prohibit AROC from taking certain actions without the consent of the holders of the preferred stock. Upon the first to occur of (1) an event of default, as defined, or (2) May 1, 2005, each holder of a share of Series A Redeemable Preferred Stock shall be entitled to require that AROC redeem all of the Series A Redeemable Preferred Stock held by such holder by

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)



paying in cash the redemption price ($50.00 per share plus unpaid dividends). The charge to stockholders' equity of $28,243,708 for the issuance of redeemable preferred stock represents the difference between fair value ($50 per share) of Series A Redeemable Preferred Stock issued by old AROC to acquire oil and gas properties from EnCap 1996 LP and the historical cost of those oil and gas properties as EnCap 1996 LP is the accounting acquirer.

Pursuant to a Credit Agreement dated as of May 2, 2000, among AROC, Toronto Dominion (Texas), Inc., individually and as Agent, and the lenders named in that agreement (the "Credit Agreement"), the Company obtained a new $35,000,000 credit facility. The credit facility is secured by a first lien on substantially all of the Company's assets. The credit facility imposes certain restrictions on the Company's activities, including the payment of dividends and purchases of stock. The credit facility provides for a revolving line of credit for three years. Borrowings under the credit facility bear interest at either the LIBOR rate plus from 1.75% to 2.5% or the agent's prime rate plus from .25% to 1.0%, at the Company's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility. The borrowing base for the credit facility will typically be redetermined semiannually, although the lenders and borrowers have the right to make a redetermination at any time.

In addition, on May 2, 2000, old AROC entered into a purchase agreement providing for the sale to EnCap 1996 LP, ECIC and El Paso of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, old AROC also issued to EnCap 1996 LP, ECIC and El Paso warrants to purchase a total of 39,541,233 shares of AROC's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such purchase agreement. The fair value of the warrants ($4,744,948) relating to the subordinated notes has been treated as a discount.

After these transactions, AROC has outstanding 55,278,837 shares of common stock, 10,000,000 convertible restricted voting shares, warrants to purchase 45,813,963 shares of common stock, and 1,780,303 shares of Series A Redeemable Preferred Stock that are convertible into an aggregate of 684,731,923 shares of common stock.

Old AROC had a fiscal year-end of April 30 while EnCap 1996 LP has a December 31 year-end. As a result of these transactions, the combined entity has adopted a December 31 year-end.

The Company is engaged in the exploration, development, production and operations of oil and gas properties. Operations are primarily conducted in Texas, Louisiana, New Mexico and Wyoming and as a result of the May 2, 2000 reverse AROC acquisition, Oklahoma, Mississippi, Alabama, Arkansas and the United Kingdom.

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


The fair value of the assets and liabilities of the acquired businesses (EnCap Acquisition and AROC) at May 2, 2000 is as follows (in thousands):

     Cash                                                        $    578
     Other current assets                                           2,654
     Other assets                                                     145
     Property, plant and equipment                                 97,224
     Long-term debt                                               (68,645)
     Current liabilities                                          (10,151)
                                                                 --------
          Net purchase price                                     $ 21,805
                                                                 ========

The net purchase price includes $21,097,000 for EnCap Acquisition (interests in certain oil and gas properties) and $708,000 for old AROC. The EnCap Acquisition properties were acquired in exchange for preferred stock as described above. The old AROC acquisition represents the purchase step-up resulting from the reverse acquisition (discussed in note A) of the remaining 80% of old AROC common stock not already owned by EnCap Equity 1996 LP. The purchase price (step-up) was based on the equivalent common stock value ($0.13 per share) of the Series A Redeemable Preferred Stock discussed above. The net purchase price was allocated to the acquired assets and liabilities based on their relative fair values.

The following summarized unaudited pro forma results of operations for the six months ended June 30, 2000 and 1999, assumes that the May 2, 2000: (i) reverse acquisition of AROC Inc. (legal acquirer) by EnCap 1996 LP (accounting acquirer), (ii) the acquisition of interests in oil and gas properties (EnCap Acquisition) and (iii) the refinancing of AROC debt, all occurred as of January 1, 1999. The information is presented in thousands with the exception of the per share information.

                                                      Six months ended          Six months ended
                                                        June 30, 2000             June 30, 1999
                                                      ----------------          ----------------
     Total oil and gas revenues                           $ 12,262                   $  4,848
                                                          ========                   ========
     Net loss                                             $ (2,059)                  $(33,162)
                                                          ========                   ========
     Net loss available for common shareholders           $ (6,509)                  $(37,613)
                                                          ========                   ========
     Net loss per common share                            $  (0.12)                  $  (0.72)
                                                          ========                   ========

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


C.   Stock Incentive Plan

In April, 2000, the Company adopted the 2000 Omnibus Stock and Incentive Plan (the Stock Plan). This plan is intended to provide additional incentives through the award of options, stock appreciation rights, shares of restricted stock, and performance awards to directors, officers, key employees and consultants.

In April, 2000, the Company granted 6,600,000 shares of restricted stock to the directors, officers and certain key employees. Under the Stock Plan, the shares vest in equal increments in April 2001, 2002, and 2003 or upon a change in control of the Company as defined in the Stock Plan. The estimated market value of shares awarded was $858,000. This amount was recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation will be amortized to expense over the three year vesting period.

D.   Warrants

The following is a summary of warrants outstanding as of June 30, 2000:

     Warrant series              Strike price     Last date for exercise        Shares

     Series "D"                      $0.86           March 31, 2001                287,119
     Series "E"                      $0.86          October 31, 2001                30,953
     Series "F"                      $1.38          December 16, 2002              275,139
     Series "G"                      $1.60           April 30, 2007              1,210,938
     Series "H"                      $0.01          October 30, 2008             3,275,000
     Series "I"                      $0.01           April 30, 2007              1,193,581
     Series "J"                      $0.01           April 30, 2007             39,541,233
                                                                               -----------
     Total Warrants                                                             45,813,963
                                                                               ===========

E.   Contingencies and Commitments

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

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------

Results of Operations
---------------------

AROC reported a 2000 second quarter net loss attributable to common shareholders of $1.417 million compared to a loss of $3.687 million in the prior year. The significant reduction in net loss was due to the May 2, 2000 transactions discussed earlier. As a result, oil and gas revenues substantially increased but were partially offset by higher DD&A expense, lease operating costs and G&A costs.

For the first half of 2000, loss attributable to common shareholders was $1.289 million or $0.02 per share, compared to a loss of $8.622 million, or $0.16 per share, in the comparable year-earlier period. The increase resulted primarily from increased oil and gas production revenues associated with the May 2, 2000 transactions described earlier partially offset by higher DD&A expense, lease operating costs and G&A costs.

Volume, sales price and expense information for the Company's oil and gas production is summarized in the following table:

                                        Six Months Ended June 30
                                          2000             1999
                                       US      UK       US     UK
                                    --------------    ------------
Net Sales Volumes:
     Oil (Mbbls)                       160       -       80      -
     Natural Gas (Mmcf)                477     231      191      -
     Oil Equivalent (MBOE)             239      39      111      -

Average Sales Prices:
     Oil (per Bbl)                  $23.33       -   $12.69      -
     Gas (per Mcf)                  $ 3.07   $2.05   $ 1.93      -

Operating Expenses per
BOE of Net Sales:
     Lease operating                $ 4.61   $6.56   $ 8.77      -
     Severance tax                  $ 0.83   $   -   $ 0.66      -

     Depreciation, depletion,
       and amortization             $ 4.44   $4.72   $ 3.12      -
     General and administrative     $ 1.75   $1.35   $ 1.85      -


                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)



               Three Months Ended June 30, 2000 compared to the
               ------------------------------------------------
                        Three Months Ended June 30,1999
                        -------------------------------

Total revenues from the Company's operations for the quarter ended June 30, 2000 were $4,465,346 compared to $822,840 for the quarter ended June 30, 1999. Revenues increased significantly over the comparable period a year earlier due principally to higher oil and gas prices and production from oil and gas properties acquired in the May 2, 2000 transactions described earlier.

Total operating expenses increased to $3,358,966 for the quarter ended June 30, 2000 compared to $849,109 for the same period in 1999. This increase was primarily due to increases in lease operating expense and depletion, depreciation and amortization costs. Lease operating expenses were higher at $1,762,792 for the three-month period ended June 30, 2000 compared to $544,812 for the same period in 1999. This was due to increases in expenses associated with properties acquired in the May 2, 2000 transaction described earlier. Depletion, depreciation and amortization of oil and gas properties amounted to $1,048,897 for the quarter ended June 30, 2000 compared to $163,568 for the same period in 1999 due to a higher depletable base and production from properties acquired in the May 2, 2000 transaction described earlier.

As a result of the May 2, 2000 transactions, income from operations of $1,106,380 was realized for the quarter ended June 30, 2000 compared to a loss from operations of $26,269 for the same period in 1999.

Impairment write-down and loss on sale of marketable securities decreased to $262,687 for the quarter ended June 30, 2000 compared to $3,661,329 for the quarter ended June 30, 1999. This was a result of a significant amount of shares sold during the 1999 period at losses.

Interest expense increased from $0 for the quarter ended June 30, 1999, to $755,733 for the quarter ended June 30, 2000 as a result of the assumption of old AROC debt from the May 2, 2000 transactions.

Preferred stock dividends were $1,483,585 for the quarter ended June 30, 2000. These dividends are associated with the preferred series of stock issued in connection with the May 2, 2000 transactions described earlier in the document.

In summary, due to the above factors, the net loss for the common stockholders for the quarter ended June 30, 2000 decreased to $1,417,269 ($0.03 per share) compared to a net loss of $3,686,714 ($0.07 per share) for the same period in 1999.

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


        Six Months Ended June 30, 2000 compared to the Six Months Ended
        ---------------------------------------------------------------
                                 June 30, 1999
                                 -------------

Total revenue from the Company's operations for the six months ended June 30, 2000, was $5,544,506 compared to $1,378,243 for the six months ended June 30, 1999. Revenue increased significantly over the comparable period a year earlier due principally to higher oil and gas prices and production from oil and gas properties acquired in the May 2, 2000 transactions.

Total operating expenses increased to $4,299,829 for the six months ended June 30, 2000, compared to $1,599,454 for the same period in 1999. This increase was primarily due to the increases in lease operating expense, and depletion, depreciation and amortization costs. Lease operating expenses increased to $2,407,384 in the 2000 period compared to $1,046,810 for the six-month period ended June 30, 1999. This was due to increases in expenses associated with the properties acquired in the May 2, 2000 transaction described earlier. Depletion, depreciation and amortization of oil and gas properties amounted to $1,244,792 for the six-month period ended June 30, 2000, compared to $346,790 for the six-month period ended June 30, 1999, due to a higher depletable base and production from properties acquired in the May 2, 2000 transaction described earlier. As a result of the preceding, the income from operations of $1,244,677 for the six-month period ended June 30, 2000, reflects an increase over the loss from operations of $221,211 for the six-month period ended June 30, 1999.

Net income of $194,344 for the six-month period ended June 30, 2000, improved from a loss of $8,621,568 for the corresponding 1999 period, due primarily to the factors mentioned above, the increase in interest expense, the write-down and losses from sale of marketable securities and the $4,251,961 equity in net losses of old AROC.

Capital Resources and Liquidity
-------------------------------

Net Cash Provided by (Used in) Operating Activities - AROC's net cash used in operating activities during the first half of 2000 totaled ($1,856,031), primarily due to payment of a portion of the old AROC liabilities assumed in the May 2, 2000 reverse acquisition described earlier.

Credit Facility - On May 2, 2000, old AROC entered into a purchase agreement providing for the sale to EnCap 1996 LP, ECIC and El Paso (together EnCap) of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, old AROC also issued to EnCap warrants to purchase a total of 39,451,233 shares of AROC's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such purchase agreement.

Pursuant to a Credit Agreement dated as of May 1, 2000, among AROC, Toronto Dominion (Texas), Inc. individually and as Agent, and the lenders named in that agreement (the TD Credit Agreement), AROC obtained a new $35,000,000 credit facility. The credit facility provides for a revolving line of credit for three years. Borrowings ($25,000,000 initial borrowing) under the

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


credit facility bear interest at either the LIBOR rate plus from 1.75% to 3.0% or the agent's prime rate plus from .25% to 1.5%, at AROC's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility.

The new facility was used along with the subordinated notes, purchased by EnCap, to retire the previous credit facility with Bank of America and to support AROC's capital expenditure requirements.

Liquidity - AROC believes that cash on hand, net cash generated from operations, and unused borrowing capacity under its credit facility will be adequate to satisfy the Company's financial obligations and to meet future liquidity needs for at least the next two fiscal years. As of June 30, 2000, AROC's available borrowing capacity under its credit facility was $9.5 million.

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

The timing of the Company's U.K. capital expenditures is determined annually by a budget prepared by Burlington Resources and approved by the Company. Any commitments will be met by funds available under the Company's credit facility and internally generated cash flow. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. (This is a forward-looking statement; refer to the Cautionary Statement Regarding Forward Looking Statements).

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)



Inflation and Prices. In recent years, inflation has not had a significant
--------------------
impact on the operations or financial condition of the Company.

The Company engages in oil and gas hedging activities and intends to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges (costless collars) for the last two quarters of 2000 cover 117.5 MBbls at an average NYMEX reference price of $19.00/bbl for the floor and $27.91/bbl for the collar. Currently, gas hedges (costless collars) for the last two quarters of 2000 cover 600 MMcf at an average NYMEX reference price of $2.45/Mcf for the floor and $3.48/Mcf for the collar. The following table reflects the barrels and Mcf hedged and the corresponding weighted average NYMEX reference prices by quarter for the remainder of the year:

                                                                             NYMEX Reference
     Quarter Ending                                Barrels                   Price Per BBl
     ----------------------                --------------------       -------------------------------
                                               (in thousands)
     September 30, 2000                             51.5                 $19.00 Floor, $25.30 Collar
     December 31, 2000                              66.0                 $19.00 Floor, $28.16 Collar


                                                                             NYMEX Reference
     Quarter Ending                                 Mcf                      Price per Mcf
     ----------------------                --------------------       -------------------------------
                                              (in thousands)

     September 30, 2000                            300.0                  $2.43 Floor, $3.28 Collar
     December 31, 2000                             300.0                  $2.48 Floor, $3.69 Collar

Average oil and gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's U.S. average gas price for the first six months of 2000 was 59% higher than 1999's first six months. The Company's U.S. average oil price for the first six months of 2000 was 84% higher than 1999's first six months.

Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities (Statement 133) was issued by the FASB in June 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Statement 133 was amended by Statement No. 137 in June 1999, which delayed implementation until fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has not determined the impact of adopting Statement 133.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company's operations are exposed to market risks primarily as a result of changes in commodity prices, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Commodity Price Risk
--------------------

The Company produces and sells crude oil, natural gas, condensate and natural gas liquids. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company engages in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices which it considers favorable.

Currently, the Company has entered into various hedging instruments (costless collars) for a total of 117.5 MBbls at a weighted price of $19.00/Bbl for a floor and $27.91/Bbl for a collar, and for a total of 600.0 MMcf at a weighted price of $2.45/Mcf for a floor and $3.48/Mcf for a collar (NYMEX reference prices), for the last two quarters of 2000. The fair value of the commodity hedge agreements is the amount at which they could be settled, based on quoted market prices. At June 30, 2000, the Company would have been required to pay approximately $1.4 million to terminate its oil and gas hedging agreements then in place. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges in the future.

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


Interest Rate Risk
-------------------

The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its credit facility with Toronto-Dominion. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At June 30, 2000, the amount of the Company's fixed rate debt was approximately 40% of total debt. The Company may consider financial instruments such as interest rate swaps to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

Foreign Currency and Operations Risk
-------------------------------------

International investments represent a significant portion of the Company's total assets. The Company has international operations in the United Kingdom. As a result of the significant foreign operation, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in the political climate in the United Kingdom. The Company believes the United Kingdom offers a relatively stable political environment and does not anticipate any significant changes in the near future. To date, the currency risk associated with its foreign operations has not had a material impact on the Company's financial position or results of operations. In the past, the Company has entered into a financial instrument to address this risk; however, there are no current instruments in place. It may consider these instruments again to manage the impact of changes in exchange rates based on management's assessment of future exchange rate volatility. Economic conditions in the United Kingdom are currently in a favorable position for continued investment and management believes this will continue without any significant change in the near future.

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


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


          (27)           Financial Data Schedule
                         -----------------------

                         *27.1  Financial Data Schedule of AROC Inc.

     *Filed Herewith.

          (b)            Reports on Form 8-K
                         -------------------

                         None

                                   AROC Inc.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     AROC Inc.



          /s/R. Schulte
          ------------------------------
     Robert Schulte - Chief Financial Officer

Date: October 27, 2000