Form 10-Q
period 2000-09-30
AROC INC
filed 2000-11-14
CIK 1093367

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
[X]    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________to ______________


                      Commission file number : 000-28463

                                   AROC Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                    73-2932492
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or organization)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma         74135
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code  (918) 491-1100

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

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements                                                                   Page

             Consolidated Condensed Balance Sheets as of
             September 30, 2000 and December 31, 1999                                               3

             Consolidated Condensed Statements of Operations
             for the three and nine months ended September 30, 2000 and 1999                        4

             Consolidated Condensed Statement of Stockholders' Equity (Deficit) and
             Comprehensive Income (Loss) - Nine months ended September 30, 2000                     5

             Consolidated Condensed Statements of Cash Flows -
             Nine months ended September 30, 2000 and 1999                                          6

             Notes to Consolidated Condensed Financial Statements                                   7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                    13

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                             18

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

                          AROC INC. AND SUBSIDIARIES
                           (Formerly EnCap 1996 LP)
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

                                                                            September 30           December 31
                                                                                2000                   1999
                                                                            -------------          ------------
                               ASSETS

Current assets:
Cash                                                                        $     567,063          $    901,546
Accounts receivable - trade                                                     6,050,068               923,813
Other current assets                                                            1,217,042                     -
Marketable equity securities - available for sale                                       -               322,166
                                                                            -------------          ------------
                               Total current assets                             7,834,173             2,147,525
                                                                            -------------          ------------

Property, plant, and equipment, at cost:
Oil and gas properties (using full cost method)
  US properties                                                               101,388,526            16,656,780
  UK properties                                                                18,222,631                     -
Other depreciable assets                                                          611,810                     -
                                                                            -------------          ------------
                                                                              120,222,967            16,656,780
Less accumulated depreciation, depletion and impairments                       (5,593,231)           (3,094,393)
                                                                            -------------          ------------
                    Net property, plant and equipment                         114,629,736            13,562,387
                                                                            -------------          ------------

Other assets:
Deposits and other assets                                                         206,598                     -
Deferred loan costs, less accumulated amortization                              1,883,299                     -
                                                                            -------------          ------------
                               Total other assets                               2,089,897                     -
                                                                            -------------          ------------

     TOTAL ASSETS                                                           $ 124,553,806          $ 15,709,912
                                                                            =============          ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                            $   6,938,959          $    486,676
Accrued expenses payable                                                        1,085,558                     -
Payable to affiliates                                                                   -                78,872
                                                                            -------------          ------------
                               Total current liabilities                        8,024,517               565,548

Long-term Liabilities:
Long-term debt (net of discount of $4,462,510
   at September 30, 2000)                                                      36,901,964                     -
                                                                            -------------          ------------

           Total Liabilities                                                   44,926,481               565,548
                                                                            -------------          ------------

Redeemable preferred shares - par value $0.001, $50 per share redemption value; 2,200,000 authorized; 1,780,303 issued and outstanding at
September 30, 2000                                                             92,723,564                     -

Stockholders' equity (deficit):
Common shares - par value $0.001; 100,000,000
  authorized; 55,278,837 and 48,678,837 issued and
  outstanding at September 30, 2000 and December 31, 1999,
  respectively                                                                     55,279                48,679
Convertible shares - par value $0.001; 10,000,000
  authorized; 10,000,000 issued and outstanding                                    10,000                10,000
Additional paid-in-capital                                                      2,056,703            25,741,395
Unearned compensation - restricted stock                                         (733,000)                    -
Accumulated other comprehensive loss                                                    -              (213,123)
Accumulated deficit                                                           (14,485,221)          (10,442,587)
                                                                            -------------          ------------
          Total stockholders' equity (deficit)                                (13,096,239)           15,144,364
                                                                            -------------          ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 124,553,806          $ 15,709,912
                                                                            =============          ============

    See accompanying notes to consolidated condensed financial statements.

                          AROC INC. AND SUBSIDIARIES
                           (Formerly EnCap 1996 LP)
                Consolidated Condensed Statements of Operations
                                  (Unaudited)


                                                             Three              Three                 Nine                Nine
                                                          Months Ended       Months Ended         Months Ended        Months Ended
                                                          September 30       September 30         September 30        September 30
                                                              2000               1999                 2000                1999
                                                         ------------       ------------         ------------        -------------
 Oil and gas revenues                                     $ 5,696,624       $    957,075         $ 11,241,130        $   2,335,317

 Operating expenses:
   Lease operating expense                                  2,740,656            560,326            5,148,040            1,607,135
   Depreciation, depletion, and amortization                1,270,447            129,174            2,515,239              475,964
   General and administrative expense                         857,636             71,432            1,505,289              277,286
                                                         ------------       ------------         ------------        -------------
   Total operating expenses                                 4,868,739            760,932            9,168,568            2,360,385
                                                         ------------       ------------         ------------        -------------
 Income (loss) from operations                                827,885            196,143            2,072,562              (25,068)

 Other income (expense):
   Impairment write-down and loss on sale of
   marketable equity securities                                  -            (1,902,076)            (262,689)          (6,060,891)
   Interest income                                              2,751                485               27,837                1,094
   Interest expense                                        (1,295,224)               -             (2,076,041)                 -
   Miscellaneous income/(expense)                             (63,427)               -                (95,339)                 -
   Equity in net losses of affiliate                             -                   -                    -             (4,251,961)
                                                         ------------       ------------         ------------        -------------

 Net loss                                                    (528,015)        (1,705,448)            (333,670)         (10,336,826)

 Preferred stock dividend requirements                      2,225,378                -              3,708,964                  -
                                                         ------------       ------------         ------------        -------------
 Net loss attributable to common stockholders            $ (2,753,393)      $ (1,705,448)        $ (4,042,634)       $ (10,336,826)
                                                         ============       ============         ============        =============

 Basic loss per share                                    $      (0.05)      $      (0.03)        $      (0.08)       $       (0.19)
                                                         ============       ============         ============        =============

 Weighted average number of common shares outstanding      53,678,837         53,678,837           53,678,837           53,678,837
                                                         ============       ============         ============        =============


    See accompanying notes to consolidated condensed financial statements.

                                                    AROC INC. AND SUBSIDIARIES
                                                     (Formerly EnCap 1996 LP)
                Consolidated Condensed Statement of Stockholders' Equity (Deficit) and Comprehensive Income/(Loss)
                                               Nine Months Ended September 30, 2000
                                                            (Unaudited)


                                                                                               Unearned      Accumulated
                                                                                             Compensation       Other
                                                Common     Convertible      Additional        Restricted    Comprehensive
                                                Shares       Shares       Paid-in-Capital       Stock           Loss
                                               --------    -----------    ---------------    ------------   -------------
Balance at December 31, 1999                   $ 48,679    $    10,000    $    25,741,395    $          -   $    (213,123)

Contributions                                         -              -             88,366               -               -

Distributions                                         -              -         (1,125,698)              -               -

Issuance of preferred stock                           -              -        (28,243,708)              -               -

Warrants issued to lender                             -              -          4,744,948               -               -

Issuance of restricted stock                      6,600              -            851,400        (858,000)              -

Preferred stock dividends                             -              -                  -               -               -

Vesting of restricted stock -
     compensation expense                             -              -                  -         125,000               -

Comprehensive loss:
     Net loss                                         -              -                  -               -               -
     Change in net unrealized loss
        of investments                                -              -                  -               -         213,123
         Total comprehensive income
                                               --------    -----------    ---------------    ------------   -------------
Balance at September 30, 2000                  $ 55,279    $    10,000    $     2,056,703    $   (733,000)  $           -
                                               ========    ===========    ===============    ============   =============



                                         Accumulated
                                           Deficit          Total
                                        ------------     ------------
Balance at December 31, 1999            $(10,442,587)    $ 15,144,364

Contributions                                      -           88,366

Distributions                                      -       (1,125,698)

Issuance of preferred stock                        -      (28,243,708)

Warrants issued to lender                          -        4,744,948

Issuance of restricted stock                       -                -

Preferred stock dividends                 (3,708,964)      (3,708,964)

Vesting of restricted stock -
     compensation expense                          -          125,000

Comprehensive loss:
     Net loss                               (333,670)        (333,670)
     Change in net unrealized loss
        of investments                             -          213,123
                                                         ------------
         Total comprehensive income                          (120,547)
                                        ------------     ------------
Balance at September 30, 2000           $(14,485,221)    $(13,096,239)
                                        ============     ============

See accompanying notes to consolidated condensed financial statements.

                          AROC INC. AND SUBSIDIARIES
                           (Formerly EnCap 1996 LP)
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                        Nine Months           Nine Months
                                                                                           Ended                 Ended
                                                                                        September 30          September 30
                                                                                            2000                 1999
                                                                                        ------------          ------------
Cash flows from operating activites:
        Net loss                                                                        $   (333,670)         $(10,336,826)
        Adjustments to reconcile net loss to net cash provided
          by (used in) operating activites:
             Depreciation, depletion and amortization                                      2,515,239               475,964
             Impairment writedown and loss on sale of marketable securities                  262,688             6,060,891
             Compensation expense                                                            125,000                     -
             Interest expense and defered loan amortization                                1,309,362                     -
             Equity in net losses in affiliate                                                     -             4,251,961
             Changes in assets and liabilities, net effects from acquisitions
                Accounts receivable                                                       (2,579,756)             (234,649)
                Other assets                                                              (1,108,766)                    -
                Accounts payable and accrued expenses                                     (2,692,361)              (15,971)
                                                                                        ------------          ------------
                     Net cash provided by (used in) operating activities                  (2,502,264)              201,370
                                                                                        ------------          ------------
Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                                         139,541             2,989,315
        Additions of property and equipment                                               (6,497,709)           (1,180,736)
        Proceeds from sale of marketable securities available for sale                             -             2,794,729
        Acquisition of AROC                                                                  578,839                     -
                                                                                        ------------          ------------
                     Net cash provided by (used in) investing activities                  (5,779,329)            4,603,308
                                                                                        ------------          ------------
Cash flows from financing activities:
        Deferred loan costs                                                               (1,145,357)                    -
        Payments of long-term debt                                                       (40,345,951)                    -
        Proceeds from issuance of preferred stock                                          2,703,150                     -
        Proceeds from issuance of long-term debt                                          47,500,000                     -
        Contributions                                                                         88,366             1,682,958
        Distributions                                                                       (853,098)           (5,612,312)
                                                                                        ------------          ------------
                     Net cash provided by (used in) financing activities                   7,947,110            (3,929,354)
                                                                                        ------------          ------------
Net increase (decrease) in cash                                                             (334,483)              875,324

Cash and cash equivalents at beginning of period                                             901,546               396,822
                                                                                        ------------          ------------
Cash and cash equivalents at end of period                                              $    567,063          $  1,272,146
                                                                                        ============          ============
Supplemental disclosures of cash flow information -
        Cash paid during the period for interest                                        $    477,000          $          -
                                                                                        ============          ============
Supplemental disclosures of noncash investing and financing activities:
        Distribution of stock                                                           $    272,601          $          -
        Preferred shares issued for banking fees                                             962,000                     -
        Preferred shares issued to refinance debt                                         35,299,439                     -
        Preferred shares to purchase oil and gas properties
          and acquisition of old AROC                                                     21,805,304                     -
        Change to stockholders' equity for issuance of preferred stock                    28,243,708                     -


 See accompanying notes to consolidated condensed financial statements

                                   AROC Inc.
                           (Formerly EnCap 1996 LP)
                  Notes to Consolidated Condensed Statements
                                  (Unaudited)


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

                                   AROC Inc.
                           (Formerly EnCap 1996 LP)
                  Notes to Consolidated Condensed Statements
                                  (Unaudited)


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

For the periods presented and at September 30, 2000, the Company had net deferred tax assets reduced by a valuation allowance to zero because it was not more likely than not such deferred tax assets will be realized.

Debt Issuance Costs
-------------------

Debt issuance costs are initially capitalized and are amortized (interest method) over the term of the debt to which they relate.

Stock Option Plan
-----------------

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Financial Accounting Standards Board Statement (FAS) 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by FAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of FAS 123.

Business Segments
-----------------

The Company considers itself to be involved in one business activity and does not meet the criteria established by Financial Accounting Standards Board Statement FAS 131, "Segment Disclosures and Related Information".

                                   AROC Inc.
                           (Formerly EnCap 1996 LP)
                  Notes to Consolidated Condensed Statements
                                  (Unaudited)


Revenues from operations from the United Kingdom (UK) production were $371,583 and $673,590 for the three and nine months ended September 30, 2000, respectively. Loss from operations from the UK production were $332,748 and $345,477 for the three and nine months ended September 30, 2000, respectively. Capital expenditures were $1,311,766 for the three months and $1,680,766 for the nine months ended September 30, 2000. The UK oil and gas properties were acquired in May 2, 2000 in connection with the old AROC reverse acquisition (see note B).

B.   Significant Events

     As a result of the May 2, 2000 transactions described below, EnCap Equity 1996 Limited Partnership (EnCap 1996 LP) became the largest stockholder (approximately 39%) of AROC Inc. (old AROC). Although old AROC is the legal acquirer, EnCap 1996 LP is treated as having acquired old AROC for accounting purposes. Accordingly, the transactions have been accounted for as a reverse acquisition and EnCap 1996 LP is now referred to as AROC or the Company. The historical financial statements are those of EnCap 1996 LP, which have been restated for the equivalent number of shares received in the transactions. The results of operations of AROC (Legal Acquirer) will be included in the financial statements of the combined AROC and EnCap 1996 LP financial statements from May 2, 2000 (Acquisition Date).

On May 2, 2000, pursuant to four separate Purchase and Sale agreements by and between old AROC and (i) EnCap Equity 1994 Limited Partnership (EnCap 1994 LP),
(ii) Energy Capital Investment Company PLC (ECIC) and ECIC Corporation, (iii) EnCap 1996 LP, and (iv) Mountaineer Limited Partnership (together the Sellers), old AROC acquired direct or indirect ownership of oil and gas properties located
in Texas, Louisiana, New Mexico and Wyoming    (the EnCap Acquisition).  The
properties were acquired in exchange for the issuance to the Sellers of an aggregate of 930,140 shares of the Company's newly created redeemable Series A Preferred Stock (Preferred Stock).

Also, on May 2, 2000, old AROC sold to Bank of America, EnCap 1996 LP, ECIC, El Paso Capital Investments, L.L.C. (El Paso), EF-II Holdings, LLC (EF-II), Picosa Creek Limited Partnership (Picosa) and EnCap Investments, L.L.C. (EnCap Investments) 850,163 shares of the Company's Preferred Stock for a total consideration of approximately $42.5 million, received in satisfaction of outstanding obligations to those parties and in consideration of cash (approximately $2,700,000) and the purchase of an oil and gas property interest (valued at approximately $2,000,000).

The Preferred Stock accrues cumulative dividends at the rate of $5.00 per share per year, payable semiannually. Until May 1, 2002, dividends are payable in kind through the issuance of additional shares of Preferred Stock at a price equal to the fair market value of the Preferred Stock at the time of the payment. The Preferred Stock has a liquidation preference of $50.00 per share and may be redeemable at $50.00 per share at either AROC's or the holder's option upon the occurrence of certain events. Each share of Preferred Stock is convertible at any time into 384.6 shares of AROC's common stock and has the right to vote in all matters on the same basis as if the Preferred Stock had been converted into common stock. The terms of the Preferred Stock prohibit AROC from taking certain actions without the consent of the holders of the Preferred Stock. Upon the first to occur of (1) an event of default, as defined, or (2) May 1, 2005, each holder of a share of Preferred Stock shall be entitled to require that AROC redeem all

                                   AROC Inc.
                           (Formerly EnCap 1996 LP)
                  Notes to Consolidated Condensed Statements
                                  (Unaudited)


of the Preferred Stock held by such holder by paying in cash the redemption price ($50.00 per share plus unpaid dividends). The charge to stockholders' equity of $28,243,708 for the issuance of Preferred Stock represents the difference between fair value ($50 per share) of Preferred Stock issued by old AROC to acquire oil and gas properties from EnCap 1996 LP and the historical cost of those oil and gas properties as EnCap 1996 LP is the accounting acquirer.

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

The Company is engaged in the exploration, development, production and operation of oil and gas properties. Operations are primarily conducted in Texas, Louisiana, New Mexico, Wyoming, Oklahoma, Mississippi, Alabama, Arkansas and the United Kingdom.

                                   AROC Inc.
                           (Formerly EnCap 1996 LP)
                  Notes to Consolidated Condensed Statements
                                  (Unaudited)


The fair value of the assets and liabilities of the acquired businesses (EnCap Acquisition and AROC) at May 2, 2000 is as follows (in thousands):

Cash                                                $    578
Other current assets                                   2,654
Other assets                                             145
Property, plant and equipment                         97,224
Long-term debt                                       (68,645)
Current liabilities                                  (10,151)
                                                  ----------
       Net purchase price                           $ 21,805
                                                  ==========

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

     The following summarized unaudited pro forma results of operations for the nine months ended September 30, 2000 and 1999, assumes that the May 2, 2000: (i) reverse acquisition of AROC Inc. (legal acquirer) by EnCap 1996 LP (accounting acquirer), (ii) the acquisition of interests in oil and gas properties (EnCap Acquisition) and (iii) the refinancing of AROC debt, all occurred as of January 1, 1999. The information is presented in thousands with the exception of the per share information.

                                                 Nine months ended       Nine months ended
                                                September 30, 2000      September 30, 1999
                                                -------------------     -------------------
Total oil and gas revenues                                  $17,958                $  9,963
                                                ===================     ===================
Net loss                                                    $(2,586)               $(36,289)
                                                ===================     ===================
Net loss available for common shareholders                  $(9,262)               $(42,965)
                                                ===================     ===================
Net loss per common share                                   $ (0.17)               $  (0.80)
                                                ===================     ===================

                                   AROC Inc.
                           (Formerly EnCap 1996 LP)
                  Notes to Consolidated Condensed Statements
                                  (Unaudited)


C.   Stock Incentive Plan

In April, 2000, the Company adopted the 2000 Omnibus Stock and Incentive Plan (the Stock Plan). This plan is intended to provide additional incentives through the award of options, stock appreciation rights, shares of restricted stock, and performance awards to directors, officers, key employees and consultants. None were issued during the period ended September 30, 2000.

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

The following is a summary of warrants outstanding as of September 30, 2000:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------

Results of Operations
---------------------

Volume, sales price and expense information for the Company's oil and gas production during the nine months ended September 30, 2000 and 1999 is summarized in the following table:


                                      2000              1999
                                   US      UK        US      UK
                                ----------------  ----------------
Net Sales Volumes:
  Oil (Mbbls)                       311        -      117        -
  Natural Gas (Mmcf)                926      359      276        -
  Oil Equivalent (MBOE)             466       60      163        -

Average Sales Prices:
  Oil (per Bbl)                  $23.29        -   $15.08        -
  Gas (per Mcf)                  $ 3.45   $ 1.88   $ 2.07        -

Operating Expenses per
BOE of Net Sales:
  Lease operating                $ 8.64   $10.18   $ 9.04        -
  Severance tax                  $ 1.10        -   $ 0.82        -
  Depreciation, depletion,
    and amortization             $ 4.70   $ 4.80   $ 2.92        -
  General and administrative     $ 2.97   $ 2.01   $ 1.70        -

   Three Months Ended September 30, 2000 compared to the Three Months Ended
   ------------------------------------------------------------------------
                              September 30, 1999
                              ------------------

Total revenues from the Company's operations for the quarter ended September 30, 2000 were $5,696,624 compared to $957,075 for the quarter ended September 30, 1999. Revenues increased significantly over the comparable period a year earlier due principally to higher oil and gas prices and production from oil and gas properties acquired in the May 2, 2000 transactions described earlier.

Total operating expenses increased to $4,868,739 for the quarter ended September 30, 2000 compared to $760,932 for the same period in 1999. This increase was primarily due to increases in lease operating expense and depletion, depreciation and amortization costs. Lease operating expenses were higher at $2,740,656 for the three-month period ended September 30, 2000 compared to $560,326 for the same period in 1999. This was due to increases in expenses associated with properties acquired in the May 2, 2000 transaction described earlier. Depletion, depreciation and amortization of oil and gas properties amounted to $1,270,447 for the quarter ended September 30, 2000 compared to $129,174 for the same period in 1999 due to a higher depletable base and production from properties acquired in the May 2, 2000 transaction described earlier.

As a result of the May 2, 2000 transactions, income from operations of $827,885 was realized for the quarter ended September 30, 2000 compared to a income from operations of $196,143 for the same period in 1999.

Impairment write-down and loss on sale of marketable securities decreased to $0 for the quarter ended September 30, 2000 compared to $1,902,076 for the quarter ended September 30, 1999. This was a result of a significant amount of shares sold during the 1999 period at losses and a writedown resulting from a decline in market value considered other than temporary.

Interest expense increased from $0 for the quarter ended September 30, 1999, to $1,295,224 for the quarter ended September 30, 2000 as a result of the debt from the May 2, 2000 transactions.

Preferred stock dividends were $2,225,378 for the quarter ended September 30, 2000. These dividends are associated with the preferred series of stock issued in connection with the May 2, 2000 transactions described earlier.

In summary, due to the above factors, the net loss for the common stockholders for the quarter ended September 30, 2000 increased to $2,753,393 ($0.05 per share) compared to a net loss of $1,705,448 ($0.03 per share) for the same period in 1999.

    Nine Months Ended September 30, 2000 compared to the Nine Months Ended
    ----------------------------------------------------------------------
                              September 30, 1999
                              ------------------

     Total revenue from the Company's operations for the nine months ended September 30, 2000, was $11,241,130 compared to $2,335,317 for the nine months ended September 30, 1999. Revenue increased significantly over the comparable period a year earlier due principally to higher oil and gas prices and production from oil and gas properties acquired in the May 2, 2000 transactions.

Total operating expenses increased to $9,168,568 for the nine months ended September 30, 2000, compared to $2,360,385 for the same period in 1999. This increase was primarily due to the increases in lease operating expense, and depletion, depreciation and amortization costs. Lease operating expenses increased to $5,148,040 in the 2000 period compared to $1,607,135 for the nine-month period ended September 30, 1999. This was due to increases in expenses associated with the properties acquired in the May 2, 2000 transaction described earlier. Depletion, depreciation and amortization of oil and gas properties amounted to $2,515,239 for the nine-month period ended September 30, 2000, compared to $475,964 for the nine-month period ended September 30, 1999, due to a higher depletable base and production from properties acquired in the May 2, 2000 transaction described earlier. As a result of the preceding, the income from operations of $2,072,562 for the nine-month period ended September 30, 2000, reflects an increase over the loss from operations of $25,068 for the nine-month period ended September 30, 1999.

Impairment write-down and loss on sale of marketable securities decreased to $262,689 for the nine months ended September 30, 2000 compared to $6,060,891 for the nine months ended September 30, 1999. This was a result of a significant amount of shares sold during the 1999 period at losses and a writedown resulting from a decline in market value considered other than temporary.

Interest expense increased from $0 for the nine months ended September 30, 1999 to $2,076,041 for the quarter ended September 30, 2000 as a result of debt from the May 2, 2000 transactions.

Preferred stock dividends were $3,708,964 for the nine months ended September 30, 2000. These dividends are associated with the preferred series of stock issued in connection with the May 2, 2000 transactions described earlier.

In summary, due to the above factors, the net loss for the common stockholders for the nine months ended September 30, 2000 decreased to $4,042,634 ($0.08 per share) compared to a net loss of $10,336,826 ($0.19 per share) which included $4,251,961 equity in net losses of old AROC.

Capital Resources and Liquidity
-------------------------------

Net Cash Used in Operating Activities - AROC's net cash used in operating activities during the first nine months of 2000 totaled $2,502,264, primarily due to payment of a portion of the old AROC liabilities assumed in the May 2, 2000 reverse acquisition described earlier.

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

Pursuant to a Credit Agreement dated as of May 1, 2000, among AROC, Toronto Dominion (Texas), Inc. individually and as Agent, and the lenders named in that agreement (the TD Credit Agreement), AROC obtained a new $35,000,000 credit facility. The credit facility provides for a revolving line of credit for three years. Borrowings ($25,000,000 initial borrowing) under the credit facility bear interest at either the LIBOR rate plus from 1.75% to 3.0% or the agent's prime rate plus from .25% to 1.5%, at AROC's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility.

The new facility was used along with the subordinated notes, purchased by EnCap, to retire the previous credit facility with Bank of America and to support AROC's capital expenditure requirements.

Liquidity - AROC believes that cash on hand, net cash generated from operations, and unused borrowing capacity under its credit facility will be adequate to satisfy the Company's financial obligations and to meet future liquidity needs for at least the next two fiscal years. As of September 30, 2000, AROC's available borrowing capacity under its credit facility was $4.5 million.

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

     The Company engages in oil and gas hedging activities and intends to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges (costless collars) for the last quarter of 2000 cover 66 MBbls at an average NYMEX reference price of $19.00/bbl for the floor and $28.14/bbl for the collar. Currently, gas hedges (costless collars) for the last quarter of 2000 and continuing until October 2001 cover 1,300 MMcf at an average NYMEX reference price of $2.49/Mcf for the floor and $3.85/Mcf for the collar. The following table reflects the barrels and Mcf hedged and the corresponding weighted average NYMEX reference prices for the hedged periods shown:

                                                       NYMEX Reference
     Period Ending               Barrels                Price Per BBl
-----------------------   -----------------------   ----------------------
                             (in thousands)

December 31, 2000                  66             $19.00 Floor, $28.14 Collar


                                                        NYMEX Reference
     Period Ending                 MMcf                  Price per Mcf
-----------------------   -----------------------   ----------------------
                             (in thousands)


October 31, 2000                   100            $2.43 Floor, $3.28 Collar
October 31, 2001                  1,200           $2.50 Floor, $3.90 Collar


Average oil and gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's U.S. average gas price for the first nine months of 2000 was 67% higher than 1999's first nine months. The Company's U.S. average oil price for the first nine months of 2000 was 54% higher than 1999's first nine months.

Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities (Statement 133) was issued by the FASB in September 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Statement 133 was amended by Statement No. 137 in June 1999, which delayed implementation until fiscal years beginning after June 15, 2000, with early adoption permitted.

At September 30, 2000 the Company has certain oil and gas price collar derivatives. The oil collar expires December 31, 2000 and the gas collars expire October 31, 2000 and October 31, 2001. The fair value of the gas collar that expires October 31, 2001 was $1.3 million (unrealized loss) at September 30, 2000. The Company has not completed its analysis to determine whether the gas collar that expires October 31, 2001 will be treated as a cash flow type hedge. The effect of adopting Statement 133 from the gas collar that expires October 31, 2001 at September 30, 2000 would be a $1.3 million balance sheet liability and a charge to comprehensive income. If this gas collar meets the Statement 133 hedge accounting requirements the amount recorded in accumulated other comprehensive income upon adoption of Statement 133 will be recognized in earnings in the same periods during which production revenues are recorded. The Company is still in process of identifying all derivatives including embedded derivatives, if any, to determine the impact of adopting Statement 133.

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

     Currently, the Company has entered into various hedging instruments (costless collars) for a total of 66 MBbls at a weighted price of $19.00/Bbl for a floor and $28.14/Bbl for a collar, and for a total of 1,300 MMcf at a weighted price of $2.49/Mcf for a floor and $3.85/Mcf for a collar (NYMEX reference prices), for the last quarter of 2000 and continuing until October 2001. The fair value of the commodity hedge agreements is the amount at which they could be settled, based on quoted market prices. At September 30, 2000, the Company would have been required to pay approximately $1.7 million to terminate its oil and gas hedging agreements then in place. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges in the future.

Interest Rate Risk
-------------------

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its credit facility with Toronto-Dominion. To reduce the impact of fluctuations in interest rates the Company maintains a portion of its total debt portfolio in fixed rate debt. At September 30, 2000, the amount of the Company's fixed rate debt was approximately 43% of total debt. The Company may consider financial instruments such as interest rate swaps to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

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

          AROC Inc.



               /s/ R. SCHULTE
               ----------------------------------------
          Robert Schulte - Chief Financial Officer

  Date:  November 14, 2000