Form 10-K
period 2000-12-31
AROC INC
filed 2001-04-19
CIK 1093367

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____TO______

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Registrant's voting stock held by non-affiliates as of March 16, 2001 was approximately $164,167. Solely for purposes of this calculation, all shareholders holding more than 10% of the voting stock of the Company are assumed to be affiliates.

     On March 1, 2001 there were 55,278,837 shares of the Registrant's common stock outstanding, 1,877,366 shares of preferred stock outstanding and 10,000,000 shares of the Registrant's convertible restricted voting stock outstanding.

                      Documents Incorporated by Reference
                                     NONE

                                   AROC Inc.

                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 2000
                       ---------------------------------
                               TABLE OF CONTENTS

                                                     PART I

Item 1.    Business............................................................................................    1
Item 2.    Properties..........................................................................................    3
Item 3.    Legal Proceedings...................................................................................    9
Item 4.    Submission of Matters to a Vote of Security Holders.................................................   10

                                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................   10
Item 6.    Selected Financial Data.............................................................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............   12
Item 7A.   Quantitative And Qualitative Disclosures About Market Risks.........................................   15
Item 8.    Financial Statements and Supplementary Data.........................................................   16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................   16

                                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..................................................   17
Item 11.   Executive Compensation..............................................................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and Management......................................   20
Item 13.   Certain Relationships and Related Transactions......................................................   21

                                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 10-K...................................   22
           Signatures..........................................................................................   24

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


RECENT DEVELOPMENTS

     Effective August 11, 2000, several holders of the Company's common stock and Series A preferred stock transferred their stock to Energy LLC (MPAC), an affiliate of EnCap 1996 LP, El Paso and EnCap Investments. As a result MPAC has the right to vote approximately 34% of the Company's common stock and approximately 80% of the Series A preferred stock.

     On March 8, 2001, the Company's board of director's approved an issuer tender offer by which the Company would offer to purchase all outstanding shares of its common stock at a price of $0.06 per share. The board also named a special committee, consisting of the independent member of the board, to make a recommendation to the registrant's stockholders whether to accept the offer. The Company believes that the expenses of the tender offer can be funded from available cash. After completion of the tender offer, the board will consider whether any additional transactions, such as a "going private" transaction are appropriate. MPAC has indicated it will not tender its shares in the offer. Therefore, any tenders received in the offer would have the effect of increasing MPAC's ownership of the Company.

     The tender offer will be commenced by the filing with the Securities and Exchange Commission and mailing to the Company's shareholders of appropriate documentation, which will be mailed to all stockholders as soon as practical. Stockholders of the Company should read the Tender Offer Statement on Schedule TO once its filed with the Securities and Exchange Commission, as it will contain important information about the tender offer. Investors will be able to obtain the Tender Offer Statement on Schedule TO and other filed documents for free at the Securities and Exchange Commission's website at www.sec.gov.
                                                            -----------

     In addition, at the March 8, 2001 meeting of the board of director's, the board approved the resignation of Mr. John A. Keenan as Chairman, CEO and the President of the Company and all related positions upon the earlier to occur of the completion of the tender offer or seventy-five days from the date of the board meeting, the payment from the Company of $2.6 million to Mr. Keenan and other members of senior management upon their resignations. The board has not formally determined a successor to Mr. Keenan or the other senior officers, but expects to do so before the effective date of their resignations.

     As a result of the May 2, 2000 transactions described below, EnCap Equity 1996 Limited Partnership (EnCap 1996 LP) became the largest stockholder (approximately 39%) of AROC Inc. (old AROC). Although old AROC is the legal acquirer, EnCap 1996 LP is treated as having acquired old AROC for accounting purposes. Accordingly, the transactions have been accounted for as a reverse acquisition and EnCap 1996 LP is now referred to as AROC or the Company. The historical financial statements are those of EnCap 1996 LP, which have been restated for the equivalent number of shares received in the transactions. The results of operations of AROC (legal acquirer) are included in the financial statements of the combined AROC and EnCap 1996 LP financial statements from May 2, 2000 (acquisition date).

     On May 2, 2000, AROC completed the acquisition of additional oil and gas properties, a refinancing of its debt and issuance of a new series of preferred stock. The transactions involved several different elements.

     Effective May 1, 2000, AROC designated 2,200,000 shares of its authorized preferred stock as Series A Preferred Stock. The Series A Preferred Stock accrues cumulative dividends at the rate of $5.00 per share per year, payable semiannually. Until May 1, 2002, dividends are payable in kind through the issuance of additional shares of preferred stock at a price equal to the fair market value of the preferred stock at the time of the payment. The preferred stock has a liquidation preference of $50.00 per share and may be redeemable at $50.00 per share at either the Company's or the holder's option upon the occurrence of certain events. Each share of preferred stock is convertible at any time into 384.6 shares of the Company's common stock and has the right to vote in all matters on the same basis as if the preferred stock had been converted into common stock. The terms of the preferred stock prohibit the Company from taking certain actions without the consent of the holders of the preferred stock. The preferred stock has a liquidation preference of $50.00 per share at either the Company's or the holder's option upon the occurrence of certain events.

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

     Also on May 2, 2000, pursuant to four separate Purchase and Sale Agreements by and between (i) EnCap Equity 1994 Limited Partnership (EnCap 1994 LP), (ii) ECIC and ECIC Corporation, (iii) EnCap 1996 LP, and (iv) Mountaineer Limited Partnership, and the Company, the Company acquired direct or indirect ownership of oil and gas properties having a net present value, discounted at 10%, of approximately $62 million at May 1, 2000, using non-escalated prices of $2.50 per mcf of gas and $22.00 per barrel of oil. The properties included approximately 280 wells located in Texas, Louisiana, New Mexico, and Wyoming. The properties were acquired in exchange for the issuance to the sellers of an aggregate of 930,140 shares of the Company's Series A Preferred Stock.

     In addition, on May 2, 2000, the Company entered into a Purchase Agreement providing for the sale to ECIC and El Paso of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, the Company issued to ECIC and El Paso warrants to purchase a total of 39,541,233 shares of the Company's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such Purchase Agreement.

     As a result of these transactions, as of May 2, 2000, the Company had outstanding 55,278,837 shares of common stock, 10,000,000 convertible restricted voting shares, warrants to purchase 45,813,963 shares of common stock, and 1,780,303 shares of Series A Preferred Stock that are convertible into an aggregate of 684,731,923 shares of common stock. EnCap 1996 LP, EnCap 1994 LP, ECIC, EnCap Investments, Picosa, EF-II and El Paso have the right to vote in the aggregate approximately 80% of the Company's voting securities and Bank of America and its affiliates have the right to vote approximately 11.6% of the Company's voting securities.

     Pursuant to a Credit Agreement dated as of May 2, 2000, among AROC, Toronto Dominion (Texas), Inc., individually and as Agent, and the lenders named in that agreement (the Credit Agreement), the Company obtained a new $35,000,000 credit facility. The credit facility is secured by a first lien on substantially all of the Company's assets and the credit facility imposes certain restrictions on the Company's activities, including the payment of dividends and purchases of stock. The credit facility provides for a revolving line of credit for three years. Borrowings under the credit facility bear interest at either the LIBOR rate plus from 2.25% to 3.0% or the agent's prime rate plus from .75% to 1.5%, at the Company's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility. The borrowing base for the credit facility will typically be redetermined semiannually, although the lenders and borrower each have the right to make one additional redetermination each year.

     A portion of the proceeds of the cash received from the credit facility and the sale of the subordinated notes were used to satisfy the Company's obligations under its previous credit facility with Bank of America and the remainder was used for working capital.

     In February 2001, the Company completed a sale of all of its interests in the East Irish Sea, offshore UK. Proceeds from the sale of approximately $28.6 million will be used to reduce long-term debt and to fund U.S. capital expenditures during the 2001 fiscal year. A contract to sell the UK properties was executed between Hydrocarbons Resources Limited ("HRL") and Difco on December 15, 2000. Burlington Resources (Irish Sea) Limited elected to exercise its preemptive rights under the various joint operating agreements governing these assets and notified Difco of its intent to acquire the properties in January 2001, according to the same terms as offered by HRL.

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

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     Oil and gas production is subject to regulation under many international and U.S. Federal and State statutes, rules, orders and regulations. Permits for drilling, reworking and recompletion operations, drilling bonds and reports concerning operations are required. Most jurisdictions have regulations governing conservation matters, establishing maximum rates of production and the regulation of the spacing, plugging and abandonment of wells.

     Environmental laws and regulations may affect the Company's operations and costs. In particular, production and saltwater disposal operations and use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulations. Environmental regulations are subject to frequent change and the Company cannot predict ongoing costs of compliance or the future impact of such regulations on operations.

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

EMPLOYEES

     At December 31, 2000, AROC had 29 management and administrative employees and 31 technical and operating employees, none of whom belonged to a union. The Company's other field activities are accomplished through independent contractors. The Company believes its relations with its employees and contractors are satisfactory.

MARKETING

     The Company's oil and gas sales are not dependent on a single purchaser or a few purchasers and management does not believe that it will be in the foreseeable future since oil and gas purchasers are readily available in today's markets. The oil and gas is sold under contracts of varying length with the sales price based on published indices with slight premiums or discounts to the applicable index.

ITEM 2. PROPERTIES

UK (EAST IRISH SEA) PROPERTIES

     AROC owned non-operated interests in 9 licenses comprising 12 blocks or part-blocks in the East Irish Sea, offshore UK. The licenses, which are operated by Burlington Resources (Irish Sea) Limited, contain 5 proven gas accumulations, namely the Millom, Dalton, Calder, Crossans and Darwen gas fields. Two of these fields, the Millom and Dalton fields, came on-stream in August 1999. AROC had a 10% working interest in these fields.

     Gas sales from the producing properties accounted for all of AROC's revenues from UK operations for the year ended December 31, 2000.

     In February 2001, the Company completed a sale of all of its interests in the East Irish Sea. Proceeds from the sale were used to reduce long-term debt and are expected to be used to fund the Company's U.S. capital expenditure program during the 2001 fiscal year. A contract to sell the UK properties was executed between Hydrocarbon Resources Limited ("HRL") and Difco on December 15, 2000. Burlington Resources (Irish Sea) Limited elected to exercise its preemptive rights under the various joint operating agreements governing these assets and notified Difco of its intent to acquire the properties in January 2001, according to the same terms as offered by HRL. Since the properties were under contract to be sold as of December 31,2000 and the transaction was closed in February 2001, no related UK property information is included in the following sections.

U.S. PROPERTIES

     AROC owns and operates producing properties in 9 states in the U.S., with proved reserves located primarily in the states of Alabama, Louisiana, Mississippi, Oklahoma and Texas. AROC continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable oil and gas properties or areas of operation that are not consistent with its operating philosophy.

     AROC operates 415 producing or potentially productive wells in these areas and also owns non-operated working interests in 200 producing or potentially productive wells and non-operated royalty interests in a further 237 wells. In support of its oil and gas operations, AROC also owns an interest in 31 saltwater disposal wells and 89 water injection wells. Oil and gas sales from the producing oil and gas properties accounted for substantially all of AROC's revenues from U.S. operations for the year ended December 31, 2000.

     The following summarizes AROC's principal areas of oil and gas production activity in the U.S. as of December 31, 2000.

South Carlton Field, Alabama

     The South Carlton field is located in Clarke and Baldwin Counties in southwest Alabama. AROC operates 60 active producing or potentially productive oil wells and 5 salt-water disposal wells. Production is from the Massive and Pilot Sands of the Tuscaloosa Formation at depths of 5,250-6,000 ft. In December 2000 the field produced at an average gross rate of 455 Bopd (377 Bopd net to AROC's revenue interest in the property) from 37 wells. AROC has a 100% working interest in the field. The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 3,112 MBbls of oil.

Chittim Ranch Field, Texas

     The Chittim Ranch field is located in Maverick County in southwest Texas. AROC has a working interest in approximately 12,800 gross acres and operates 6 active producing gas wells with a non-operated interest in 3 other wells (1 oil and 2 gas producers). AROC currently has an 82% working interest in the property. The field produces primarily from Glen Rose carbonates at a depth of 5,300 ft. with minor production coming from the Austin Chalk at a depth of 1,300 ft. In December 2000 the 9 wells produced at an average gross rate of 5 Bopd and 718 Mcfgpd (3 Bopd and 426 Mcfgpd net to AROC's revenue interest in the property). AROC plans to utilize horizontal drilling techniques to maximize the economic recovery of hydrocarbons from the Glen Rose carbonates. A horizontal drilling program is planned as the most prudent operational means to achieve maximum initial production rates and per well bore capture of hydrocarbons through the drilling of the fewest development wells. It is anticipated that up to 5 such wells will be drilled in 2001, commencing in May 2001. The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 73 MBbls of oil and 11,541 MMcf of gas.

Oakhill Field, Texas

     The Oakhill field is located in Gregg and Rusk Counties in east Texas. AROC has a 100% working interest in the Grissom and Kuykendall leases that lie within the proven productive field area. These leases cover an area in excess of 640 acres. The field is productive in the Jurassic Cotton Valley Formation at a depth of approximately 11,000 ft. AROC spudded its first well on the Grissom lease in December 2000. The well was junked and abandoned in February of 2001 after it encountered mechanical difficulties. This location is to be re-drilled at a later date. AROC is currently drilling its second well on the Grissom lease. First production from this well is anticipated in early May 2001. The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 27 MBbls of oil and 8,935 MMcf of gas.

Black Warrior Basin Fields, Mississippi and Alabama

     AROC owns operated and non-operated working interests in 38 wells (36 operated, 2 non-operated) in Lamar, Fayette and Pickens Counties, Alabama and Lee and Chickasaw Counties, Mississippi. AROC's working interest in the properties varies between 10.4% and 100%. Production is from multiple sandstone of Mississippian and Pennsylvanian age at depths of 1,900 to 4,600 ft. The fields produced at a combined average gross rate of 2 Bopd and 2,689 Mcfgpd for the month of December 2000 (1 Bopd and 1,156 Mcfgpd net to AROC's revenue interest in the properties). The estimated net remaining reserves to AROC's interest in these fields as of December 31, 2000 were 3 MBbls of oil and 4,686 MMcf of gas.

Tinsley Field, Mississippi

     The Tinsley field is located in Yazoo County, Mississippi. AROC operates 11 active producing or potentially productive oil wells and 2 salt-water disposal wells in the field. AROC's working interest in the property is 100%. The field produces from Upper Cretaceous age Eutaw Sandstones at a depth of approximately 4,500 ft. In December 2000 the field produced at an average gross rate of 149 Bopd (113 Bopd net to AROC's revenue interest in the property). The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 611 MBbls of oil.

Bolton Field, Mississippi

     The Bolton field is located in Hinds County, Mississippi. AROC operates 1 active producing well in the field. AROC's working interest in the property as of December 31, 2000 was 48.9%. The Ernest Roberts G.U. #1 well is currently producing from Cotton Valley Formation sandstones at a depth of approximately 16,000 ft. In December 2000 the well produced at a curtailed average gross rate of 4 Bopd and 202 Mcfgpd (1.5 Bopd and 72 Mcfgpd net to AROC's revenue interest in the property). Workover operations in late December 2000 returned gross production rates to approximately 22 Bopd and 1,148 Mcfgpd by February of 2001. The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 103 MBbls of oil and 2,362 MMcf of gas.

St. Martinville Field, Louisiana

     The St. Martinville Field is located in St. Martin Parish in south Louisiana. AROC operates 24 active producing or potentially productive oil wells in the field. AROC's working interest in the field is 24.1%. Production is from Miocene sands at depths of 2,100-5,400 ft. In December 2000, the field produced from 12 wells at an average gross rate of 170 Bopd and 85 Mcfgpd (38 Bopd and 19 Mcfgpd net to AROC's revenue interest in the property). The field contains significant proven behind pipe potential. Planned future operations are to recomplete 7 inactive well bores in behind pipe proven productive Miocene sands. The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 287 MBbls of oil and 159 MMcf of gas.

Pledger Field, Texas

     The Pledger Field is located in Brazoria County, Texas. AROC has a 92.2% working interest in a 15,960 acre unit in the field. AROC operates 7 active producing gas wells and 1 saltwater disposal well in the field. The field also contains 23 temporarily abandoned wells. Production is from Tertiary Marginulina and Frio sands at depths of approximately 6,700 to 7,200 ft. In December the field produced at an average gross rate of 464 Mcfgpd (383 Mcfgpd net to AROC's revenue interest in the property). The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 1 MBbls of oil and 7,161 MMcf of gas.

Loco Hills and Maljamar Fields, New Mexico

     The Loco Hills and Maljamar Fields are located in the Artesia-Vacuum Trend in Eddy and Lea Counties, New Mexico. AROC has a working interest of 90.7% to 99.5% in 6 leases in these fields. The properties are in varying stages of waterflood. AROC owns and operates 49 active producing or potentially productive oil wells and 28 water injection wells in the fields. Production is from the Permian Queen, Seven Rivers, Grayburg Jackson and San Andres Formations at depths of 2,500 to 5,000 ft. During the period May to December 2000, AROC converted 21 wells to injection, returned 2 plugged and abandoned wells to production and drilled 7 new producers in the fields. The new producers had initial potential production rates of between 35 and 96 Bopd. In addition to this, micro-organism injection commenced on 3 of the leases and gas compression facilities were installed on 2 of the leases. Gross production increased from an average of 163 Bopd and 35 Mcfgpd in May 2000 to a peak of 335 Bopd and 201 Mcfgpd in August 2000. In December 2000 the fields produced at a combined average gross rate of 286 Bopd and 129 Mcfgpd (246 Bopd and 110 Mcfgpd net to AROC's revenue interest in the property). Reservoir fill-up and peak flood response from these properties is not expected until the year 2003. The estimated net remaining reserves to AROC's interest in these fields as of December 31, 2000 were 2,807 MBbls of oil and 784 MMcf of gas.

South Harris Field, Texas

     The South Harris Field is located in Gaines County, Texas. AROC is the operator of and has a working interest of 64.5% to 78.7% in 5 active producing wells on a 160 acre lease in the field. Production is from the Permian San Andres Formation at depths of approximately 5,000 to 5,200 ft. During the period April through July 2000 the 3 existing producers on the Tetens `A' lease were fracture stimulated with a resulting overall increase in production from approximately 58 Bopd to over 250 Bopd. In December 2000 AROC drilled 2 oil producers on the Tetens `A' lease. The Tetens `A' #4 and #5 wells were completed and put into production in January 2001. Initial potential production rates for these wells were 75 and 79 Bopd, respectively. In December 2000 the 3 wells on the Tetens `A' lease produced at an average gross rate of 149 Bopd (87 Bopd net to AROC's revenue interest in the property). The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 458 MBbls of oil.

M.A.K. (Spraberry) Field

     The M.A.K. (Spraberry) Field is located in Andrews and Martin Counties, Texas. AROC has a 99.7% working interest in the M.A.K. (Spraberry) Unit covering an area of 3,520 acres. Production is from the Permian Spraberry Gin Sand at a depth of around 8,450 ft. AROC operates 17 active producing or potentially productive oil wells and 10 injection wells in the field. The unit is undergoing active water injection and appears to be showing initial flood response. In December 2000 the unit produced at an average gross rate of 91 Bopd and 54 Mcfgpd (71 Bopd and 42 Mcfgpd net to AROC's revenue interest in the property). The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 1,462 MBbls of oil and 877 MMcfg.

Moore Field, Texas

     The Moore Field is located in Howard County, Texas. AROC has a 99.2% to 100% working interest in 11 leases and 1 unit covering an area of 3,500 acres. Production is primarily from the Permian San Andres Formation at a depth of around 3,200 ft. AROC operates 111 active producing or potentially productive oil wells, 42 injection wells and 6 salt water disposal wells in the field. In December 2000 the field produced at an average gross rate of 156 Bopd (125 Bopd net to AROC's revenue interest in the property). The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 2,081 MBbls of oil.

S.E. Share Field, Texas

     The S.E. Share Field is located in Ochiltree County in the northern part of the Texas Panhandle. AROC has an interest in a limited partnership that is currently 70%, potentially increasing up to 99%. The limited partnership holds working interests in 5 leases and 1 waterflood unit in the field. Strand Energy, on behalf of the limited partnership, operates the property, which contains 24 active producing or potentially productive wells and 6 injector wells. The property comprises approximately 2,900 gross acres. AROC's effective working interest in this property varies between 37.5% and 70%. Production in the waterflood unit is from Pennsylvanian Upper Morrow sands at a depth of 7,450 ft. Production has also been established from Pennsylvanian Upper Des Moines carbonates at a depth of 6,400 ft. The S.E. Share Unit is undergoing active water injection and is showing positive flood response. In December 2000 the property produced at an average gross rate of 211 Bopd and 144 Mcfgpd (106 Bopd and 83 Mcfgpd net to AROC's revenue interest in the property). In 2000 the partnership drilled 1 new infill producer in the southern part of the field and several artificial lift revisions were performed. The estimated net remaining reserves to AROC's interest in the field as of December 31, 2000 were 997 MBbls of oil and 213 MMcfg.

     In addition to these fields, AROC has other producing properties and associated activities in the U.S. Net proved reserves to AROC's interest in these properties as of December 31, 2000 were 1,174 MBbls of oil and 8,983 MMcf of gas.

RESERVES

     The following table sets forth summary information concerning our estimated proved oil and gas reserves as of December 31, 2000, based on a report prepared by Lee Keeling & Associates, Inc., independent petroleum engineers. Lee Keeling & Associates sometimes referred to herein as the "independent engineer", and its report is sometimes referred to herein as the "reserve report". All calculations in the reserve report have been made in accordance with the rules and regulations of the Securities and Exchange Commission and give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount rate of 10%. The commodity prices used in this calculation were $9.78 per Mcf for natural gas and $26.80 per barrel of oil.

                                             December 31, 2000
                                             -----------------
               Proved Reserves:

                    Natural Gas (Mmcf)              45,700
                    Oil (Mbbl)                      13,191
                                                    ------
                    Total (Mboe)                    20,807

               Proved Developed Reserves:

                    Natural Gas (Mmcf)              18,905
                    Oil (Mbbl)                      10,156
                                                    ------
                    Total (Mboe)                    13,307

               PV-10 (In Thousands):              $290,139

PRODUCTIVE WELLS

     The following table sets forth AROC's producing wells at December 31, 2000:

                                           Productive Wells
                          Oil                    Gas                    Total
                --------------------    --------------------   --------------------
                  Gross        Net        Gross       Net        Gross       Net
                 ------       ----       ------      ----       ------      ----
                    462      332.6          153      84.6          615     417.2


     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 7 had multiple completions.

ACREAGE DATA

     The following table sets forth the developed and undeveloped leasehold acreage held by AROC at December 31, 2000. Developed acres are acres that are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which AROC has a working interest. Net acres are the sum of AROC's fractional interests owned in the gross acres.

     States in which AROC held developed and undeveloped acreage at December 31, 2000 include Alabama, Colorado, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming.

                                           Gross                 Net
                                         ---------            ---------

  Developed acreage                        27,012               20,103
  Undeveloped acreage                      10,957                8,429
                                         ---------            ---------
  Total                                    37,969               28,532
                                         =========            =========

PRODUCTION AND SALES

     The following table sets forth information with respect to sales of production and average unit prices and costs for the periods indicated:

                                                 Years ended December 31,
                                          ------------------------------------
                                           1998           1999           2000
                                          ------         ------         ------

     Net Production:
        Gas (Mmcf)                           631            361          1,805
        Oil (MBbls)                          193            151            512
                                          ------         ------         ------
        Total (Mboe)                         298            211            812

     Average sales price realized (1)
        Gas (per Mcf)                     $ 2.08         $ 2.31         $ 3.24
        Oil (per Bbl)                     $13.29         $16.82         $22.36
        Per BOE                           $13.00         $15.98         $21.28

     Average production costs per BOE     $ 9.13         $10.72         $13.87

(1)  Includes effects of hedging.

DRILLING ACTIVITY

     During the periods indicated, AROC drilled or participated in the drilling of the following exploratory and development wells. The information excludes wells in which AROC has only a royalty interest.

                                                   Years ended December 31
                         ---------------------------------------------------------------------------
                                   1998                     1999                       2000
                         ----------------------    ----------------------    -----------------------
                             Gross         Net         Gross         Net         Gross         Net
                          --------    --------      --------    --------      --------    --------
Exploratory:
   Productive                    -           -             -           -             -           -
   Non-Productive                -           -             -           -             -           -
                          --------    --------      --------    --------      --------    --------
      Total                      -           -             -           -             -           -
                          ========    ========      ========    ========      ========    ========

Development:
   Productive                    -           -           1.0        0.34          18.0        12.4
   Non-Productive                -           -             -           -           2.0         1.1
                          --------    --------      --------    --------      --------    --------
      Total                      -           -             -           -          20.0        13.5
                          ========    ========      ========    ========      ========    ========

Total:
   Productive                    -           -           1.0        0.34             -           -
   Non-Productive                -           -             -           -             -           -
                          --------    --------      --------    --------      --------    --------
      Total                      -           -           1.0        0.34          20.0        13.5
                          ========    ========      ========    ========      ========    ========

     At December 31, 2000, AROC was participating in the drilling of two development wells.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is a named defendant in lawsuits, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not believe the outcome of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     Louis Dreyfus Natural Gas Corp. ("LNDG") filed a lawsuit in June 1999, seeking reimbursement from Alliance Resources ("Alliance") and LaTex Petroleum Corporation ("LaTex"), wholly-owned subsidiaries of the Company for expenses incurred in making repairs to navigational aids on certain drilling platforms located off the coast of Texas. LNDG sought actual damages plus court costs, pre-and post-judgment interest, and attorney's fees. LNDG also sought a declaratory judgment that Alliance and LaTex are liable for any future cost or expenses owed with respect to the platforms and plugging and abandoning the oil and gas wells located on the platforms. LNDG bases its suit on a Purchase and Sale Agreement between American Exploration Corporation ("American") and LaTex (LNDG claims to be the successor-in interest to American). Alliance filed a special appearance and an answer subject thereto, objecting to personal jurisdiction in Texas and denying that it owes any money to LNDG. LaTex also filed an answer, denying it owes any money to LNDG. LNDG subsequently filed a motion for summary judgment on its claims against LaTex. The district court granted LNDG's motion on October 2, 2000 for $25,870 of expenses plus $43,299 in attorneys' fees, and ordered LaTex to plug and abandon the wells and remove the platforms. Latex has filed an appeal which is currently pending in the 14th Court of Appeals. The Company will continue to vigorously defend this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (None)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MARKET INFORMATION AND DIVIDENDS

     The following information prior to the May 2, 2000 acquisition date (see
Item 1 Business-Recent Developments) is included because old AROC is the legal acquirer in the reverse acquisition.

     From time to time since December 8, 1999, the Company's shares of common stock, traded under the symbol "AROI.OB", have been traded in the over-the-counter market quoted on the OTC Bulletin Board or the Pink Sheets. The following table sets forth the high and low closing bid prices transaction reporting system for the calendar periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The Common Stock of AROC has been periodically quoted on the Pink Sheets since December 8, 1999, when the Company became publicly held.

AROC Inc. Common Stock                                                 High                Low
                                                                      -----               -----
From December 8, 1999 to December 31, 1999 (1)                            -                   -

Calendar 2000:
First Quarter (1)                                                         -                   -
Second Quarter (1)                                                        -                   -
Third Quarter                                                          0.375               0.001
Fourth Quarter                                                         0.080               0.001

As of March 22, 2001, the approximate number of record holders of AROC Common Stock was 4,866.

     AROC has not paid any cash dividends on the AROC Common Stock for at least the last two complete fiscal years. In addition, AROC is now restricted from paying dividends under the Credit Agreement.

     (1) Because AROC Inc. common stock quotes were not carried on the Bulletin Board until July 2000, it is not possible to accurately ascertain prices for the periods noted.

ITEM 6. SELECTED FINANCIAL DATA

     As a result of the May 2, 2000 transactions described below, EnCap Equity 1996 Limited Partnership (EnCap 1996 LP) became the largest stockholder (approximately 39%) of AROC Inc. (old AROC). Although old AROC is the legal acquirer, EnCap 1996 LP is treated as having acquired old AROC for accounting purposes. Accordingly, the transactions have been accounted for as a reverse acquisition and EnCap 1996 LP is now referred to as AROC or the Company. The historical financial statements are those of EnCap 1996 LP, which have been restated for the equivalent number of shares received in the transactions. The results of operations of AROC (legal acquirer) are included in the financial statements of the combined AROC and EnCap 1996 LP financial statements from May 2, 2000 (acquisition date).

     Effective January 1, 2000, the Company elected to convert from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. The Company believes that the successful efforts method of accounting is preferable, as it will provide a fairer presentation of the Company's drilling, exploration and development activities. Accordingly, all prior year financial statements have been restated to conform with successful efforts accounting. The effect of the change in accounting method as of December 31, 1999, was a reduction to accumulated deficit of $5.8 million attributable to a decrease in net property and equipment. The change in accounting method resulted in a decrease in net loss of $1.7 million ($0.03 per common share) for 1999, increase in net income of $4.8 million ($0.09 per common share) for 1998, decrease in net income of $0.7 million ($0.01 per common share) for 1997 and a decrease in net income of $0.03 million in 1996.

     The selected financial information presented below should be read in conjunction with the Company's audited financial statements and the notes thereto included under Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
        (in thousands, except per share amounts and average sales data)

                                                                                     Years Ended December 31,
                                                                  --------------------------------------------------------------
Statement of Operations Data:                                      1996          1997         1998         1999         2000 (1)
                                                                  -------       -------      -------      -------      ---------

   Oil and gas revenues                                           $   732       $ 4,848      $ 3,880      $ 3,374      $17,292

   Operating expenses:
      Lease operating expenses                                        277         2,437        2,722        2,263       11,268
      General and administrative expenses                              12           163          326          299        2,597
      Depreciation, depletion and amortization                        127           942        1,601        1,018        6,310
      Exploration expenses                                              -         1,026          245          568            -
                                                                 --------       -------     --------     --------     --------
         Total operating expenses                                     416         4,568        4,894        4,148       20,175
                                                                 --------       -------     --------     --------     --------
      Income (loss) from operations                                   316           280       (1,014)        (774)      (2,883)
                                                                 --------       -------     --------     --------     --------

   Other income (expense):
      Gain (loss) on sale of oil and gas properties                     -             -        5,641        2,541          (16)
      Impairment writedown and loss on sale of
        marketable equity securities                                    -             -         (741)      (6,061)        (263)
      Equity net losses of affiliate                                    -             -         (518)      (4,252)           -
      Interest  expense                                                 -             -            -            -       (3,576)
      Interest income and other, net                                    -             -          (33)          (6)          75
                                                                 --------       -------     --------     --------     --------
         Total other income (expense)                                   -             -        4,349       (7,778)      (3,780)
                                                                 --------       -------     --------     --------     --------
      Net income (loss)                                               316           280        3,335       (8,552)      (6,663)
                                                                 --------       -------     --------     --------     --------

   Preferred stock dividend requirements                                -             -            -            -       (6,009)
                                                                 --------       -------     --------     --------     --------
      Net income (loss) attributable to common stockholders       $   316       $   280      $ 3,335      $(8,552)    $(12,672)
                                                                 ========       =======     ========     ========     ========

   Basic income (loss) per common share                           $  0.01       $  0.01      $  0.06      $ (0.16)    $  (0.24)
                                                                 ========       =======     ========     ========     ========

   Average shares outstanding                                      53,679        53,679       53,679       53,679       53,679
                                                                 ========       =======     ========     ========     ========

Balance Sheet Data (end of  period):
   Total assets                                                   $ 3,744       $20,601      $28,555      $21,533     $128,885
   Net property and equipment                                       3,236        19,140       19,957       19,385       92,763
   Working capital (deficit)                                           51          (992)         302        1,582         (324)
   Long term debt                                                       -             -            -            -       39,612
   Stockholders' equity (deficit)                                   3,311        18,223       27,820       20,967      (15,827)

Reserve and Production Data:
   Production:
      Oil (MBbls)                                                      19           185          193          151          512
      Gas (MMcf)                                                      106           718          631          361        1,805
   Average sales prices:
      Oil (per Bbl)                                               $ 22.94        $19.07       $13.29       $16.82      $ 22.36
      Gas (per Mcf)                                                  2.70          2.32         2.08         2.31         3.24
   Proved reserves (end of period):
      Oil (MBbls)                                                     310         5,699        4,869        4,849       13,191
      Gas (MMcf)                                                    7,225        21,836       18,492        7,671       45,700
Present value of estimated future oil and gas net revenues
   Before income taxes (discounted 10%)                           $ 9,777       $50,455      $30,429      $47,403     $290,139
Standardized Measure                                              $ 9,777       $50,455      $30,429      $47,403     $203,426



(1)  See Note 1 to consolidated financial statement for 2000 acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the Consolidated Financial Statements of AROC included in this Form 10-K which are presented in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

     The factors which most significantly affect results of operations are (i) the sale prices of crude oil and gas, (ii) the level of total sales volumes,
(iii) the level of lease operating expenses and (iv) the level of interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success in efforts to acquire oil and gas properties and in the ability to maintain or increase production from existing oil and gas properties through development activities.

     The following table reflects certain historical operating data for the years ended December 31:

                                                                   Years Ended December 31,
                                                      ------------------------------------------------
                                                            1998             1999            2000
                                                      ------------------------------------------------
     Net sales volumes
        Oil (Mbbls)                                           193              151             512
        Natural gas (Mmcf)                                    631              361           1,805
                                                              ---              ---           -----
        Total  (MBOE)                                         298              211             812
     Average sales prices
        Oil (per Bbl)                                      $13.29           $16.82          $22.36
        Natural gas (per Mcf)                              $ 2.08           $ 2.31          $ 3.24
        Per BOE                                            $13.00           $15.98          $21.28
     Operating expenses per BOE of net sales
        Lease operating                                    $ 8.16           $ 9.78          $13.34
        Severance tax                                      $ 0.97           $ 0.94          $ 0.53
        General and administrative                         $ 1.09           $ 1.42          $ 3.07
        Depreciation, depletion and amortization           $ 5.37           $ 3.97          $ 8.07

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Total revenues for the year ended December 31, 2000 were $17,292,353 compared to $3,374,342 for the year ended December 31, 1999. This increase primarily resulted from an overall increase in production volumes and realized prices during the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase in production volumes was mainly due to the property acquisitions described earlier in the Recent Development section in this document.

     Lease operating expenses increased to $11,267,918 for the year ended December 31, 2000, compared to $2,262,371 for the year ended December 31, 1999. The increase in operating expenses is primarily a result of the property acquisitions described earlier in the Recent Development section in this document.

     General and administrative expenses for the year ended December 31, 2000 were $2,597,403 which represents an increase over the $299,256 incurred in the prior fiscal year. This was primarily due to costs associated with increased staff levels required to manage the additional properties acquired by the Company pursuant to the property acquisitions described earlier in the Recent Developments section in this document.

     Depreciation, depletion and amortization expenses increased from $1,018,491 for the year ended December 31, 1999 to $6,310,182 for the year ended December 31, 2000. This was due primarily to higher production volumes related to the property acquisitions described earlier in the Recent Development section in this document.

     Interest expense increased to $3,575,904 for the year ended December 31, 2000. This was due to the increase in long-term debt as described earlier in the Recent Development section in this document. The current corporate debt structure includes both a senior credit facility and subordinate notes which accrued interest since May 2, 2000.

     The net loss for the year ended December 31, 2000 was $12,671,553 ($0.24 per common share) compared to a net loss of $8,551,589 ($0.16 per common share) for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Total revenues for the year ended December 31, 1999 were $3,374,343 compared to $3,880,237 for the year ended December 31,1998. The decrease in revenues can be attributed to property sales during the 1998 period offset by an increase in realized prices of 27% for oil and 11% for natural gas.

     Lease operating expenses decreased 17% to $2,262,371 for the year ended December 31,1999, compared to $2,722,203 for the year ended December 31, 1998. The decrease in operating expenses was a result of property sales during the 1998 period. On an equivalent barrel basis, lease operating expenses increased by $1.58 to $10.72 for the year ended December 31, 1999, compared to $9.14 for the year ended December 31, 1998.

     General and administrative expenses for the year ended December 31, 1999 were $299,255 which represents a decrease of 11% over the $325,884 incurred in the prior fiscal year. On an equivalent barrel basis general and administrative expenses increased by $0.33 to $1.42 for the year ended December 31, 1999 compared to $1.09 for the year ended December 31, 1998.

     Depreciation, depletion and amortization expense decreased 36% to $1,018,491 year ended December 31, 1999 from $1,601,385 for the year ended December 31, 1998. This was due primarily to lower production volumes resulting from property sales during the 1998 period. On an equivalent barrel basis depreciation, depletion, and amortization decreased $1.40 to $3.97 for the year ended December 31, 1999, compared to $5.37 for the year ended December 31, 1998.

     The net loss for the year ended December 31, 1999 was $8,551,589 ($0.16 per common share) compared to a net income of $3,335,099 ($0.06 per common share) for the year ended December 31, 1998.

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

     Pursuant to a Credit Agreement dated as of May 2, 2000, among AROC, Toronto Dominion (Texas), Inc., individually and as Agent, and the lenders named in that agreement (the "Credit Agreement"), the Company obtained a new $35,000,000 credit facility. The credit facility is secured by a first lien on substantially all of the Company's assets. The credit facility imposes certain restrictions on the Company's activities, including the payment of dividends and purchases of stock. The credit facility provides for a revolving line of credit for three years. Borrowings under the credit facility bear interest at either the LIBOR rate plus from 2.25% to 3.0% or the agent's prime rate plus from .75% to 1.5%, at the Company's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility. The borrowing base for the credit facility will typically be redetermined semiannually, although the lenders and borrower each have the right to make an additional redetermination once each year.

     In addition, on May 2, 2000, old AROC entered into a purchase agreement providing for the sale to ECIC and El Paso of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, old AROC also issued to ECIC and El Paso warrants to purchase a total of 39,541,233 shares of AROC's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such purchase agreement.

     On February 23, 2001 the Company completed a transaction to sell all of its UK assets. The assets were sold to Burlington Resources (Irish Sea) Limited for approximately $28,600,000. Proceeds from this sale were used to reduce the Company's long-term debt ($24.6 million) under the Credit Agreement and to fund U.S. capital expenditures and operations ($4.0 million) during the 2001 fiscal year. The Company's outstanding long-term debt under the Credit Agreement is approximately $920,000 as of February 28, 2001.

CASH FLOWS AND LIQUIDITY

     At December 31, 2000, AROC reported current assets of $9,753,855 and current liabilities of $10,077,966, which resulted in a working capital deficit of $324,111.

     Operating activities of AROC used $452,910 during the year ended December 31, 2000, as compared to $213,865 in net cash flow for the year ended December 31, 1999.

     For the year ended December 31, 2000 and December 31, 1999, AROC's investing activities used $9,267,077 and $4,888,429 provided respectively.

     Financing activities provided $9,937,018 for the year ended December 31, 2000, as compared to $4,169,840 used for the year ended December 31, 1999.

     Revenues generated by the Company's production activities are directly affected by market prices of oil and natural gas. A decline in energy prices could precipitate a decrease in future development activities and could cause a decrease in future development activities and could cause a decrease in the volume of reserves available for production.

     The Company does participate in option contracts with third-party oil and gas merchants. These instruments are intended to reduce the Company's exposure to short-term volatility in the market values of the underlying commodities or if one of the counterparties fails to perform under a contract. For additional information concerning the Company's derivative financial instruments, see Item 7A, Quantitative and Qualitative Analysis on Market Risk and Item 8, Financial Statements and Supplementary Data, Note 11.

     The Company's ability to grow will depend, in part, upon management's ability to identify and complete attractive acquisitions and investments in joint ventures which may be subject to the effects of, and changes in the following: domestic and international monetary policies, laws and regulations, political and economic developments, inflation rates, taxes and operating conditions.

     The business and operating results can be harmed by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, changes in the structured finance markets, market perceptions of the energy industry or credit ratings.

CAPITAL EXPENDITURES

     The timing of most of the Company's capital expenditures is discretionary. Currently, there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses funds available under its credit facility and operating cash flows to fund capital expenditures. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations.

      The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. As a result, the Company will continue its current policy of funding capital expenditures with funds available under its credit facility and internally generated cash flow.

INFLATION AND PRICES

     The Company's revenues, profitability and future growth rates will be substantially dependent upon its success in reserve replacement, and prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and oil and gas prices can be expected to continue to be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that the Company may produce economically.

     Inflation has not historically had a material impact on the Company's financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas industry.

NEW ACCOUNTING PRONOUNCEMENTS

     In September 1998, the FASB issues SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which established standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2001.

     The Company will adopt SFAS No. 133 effective January 1, 2001 and expects that its current commodity derivative contracts will qualify for cash flow hedge accounting treatment under SFAS No. 133 whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings. However, it is believed that any ineffectiveness will be immaterial. The effect on the Company's operations and other comprehensive income (loss) as a result of the adoption of SFAS No. 133 will vary from period to period and will be dependent upon prevailing commodity prices.

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company will record a liability of approximately $2.6 million relative to the fair value of its current commodity derivative contracts. Also, the Company will record a charge to other comprehensive income of approximately $2.6 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE ANALYSIS ON MARKET RISK

     The Company's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. The Company's primary risk management strategy is to partially mitigate the risk of adverse changes in its cashflows caused by increases in interest rates on its variable rate debt, and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps, collars and participating commodity hedges. By hedging only a portion of its market risk exposures, the Company is able to participate in the increased earnings and cashflows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

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

     The Company does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. The Company's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose the Company to market risk because any adverse change in the cashflows associated with the derivative instrument is accompanied by an offsetting change in the cashflows of the hedged transaction.

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

     Interest Rate Risks (non-trading) - The Company uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of December 31, 2000, the Company's debt, including subordinated debt, consists of $25,500,000 in borrowings under the Credit Agreement which bears interest at a variable rate, and $17,454,146 in borrowings under its 12% Senior Subordinated Notes which bears interest at a fixed rate. The Company currently has no derivative instruments in place related to debt. A hypothetical increase in interest rates of two percentage points in variable rate debt would cause an increase in interest expense of $510,000 during the 2001 fiscal year, assuming that variable rate outstanding borrowings under the Credit Agreement (see Recent Developments) remain at current levels.

     Commodity Price Risk (non trading) - The Company hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of floors and collars. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a price that only fluctuates between a predetermined floor and ceiling. As of January 31, 2001, the Company is bound by derivative commodity hedges covering an aggregate of 220,000 barrels of oil and 1,000,000 MMBTU's of gas that extends through December 2001 (oil) and October 2001 (gas). Under these contracts, the Company sells its oil and natural gas production at posted market prices and receives or makes payments based on the differential between the contract price and a floor and collar price which is based on posted market indices.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  Page
                                                                                     ----
Independent Auditors' Report..........................................................F-1

Consolidated Balance Sheets...........................................................F-2

Consolidated Statements of Operations.................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income....F-5

Consolidated Statements of Cash Flows.................................................F-6

Notes to the Consolidated Financial Statements........................................F-7

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

     Paul R. Fenemore, aged 45, is the Executive Vice President, Chief Operating Officer and a Director of AROC. He has a B.Sc. degree in combined science obtained in 1975 and a M.Sc. degree in marine geotechnics. He has extensive experience in detailed technical and economic evaluations of exploration and oil field appraisal and development projects and project management and has held several technical and senior management positions with Gulf Oil Corporation, Amoco Europe and West Africa Limited, Amerada-Hess UK Limited, Hamilton Brothers
(UK) Limited, CSX Oil and Gas Corporation, Cairn Energy PLC and Hunting Surveys Limited. From 1991 until 1995, he was Managing Director of Petroleum Ventures International and Spectron Petroleum Limited and became a fellow of the Geological Society in 1992. He joined the Board of Alliance in May 1996 and was the Operations and Business Development Director of Alliance at the time that AROC acquired all of the outstanding shares of Alliance.

     Michael E. Humphries, aged 43, is a non-executive Director of AROC. Having begun his career at Britoil Plc, he has spent 16 years working in the international oil and gas arena and is currently Director of N M Rothschild and Sons (Washington) LLC, based in Washington D.C., where he has responsibility for Rothschild's oil and gas activities in North America. He joined the Board of Alliance in December 1997.

      Robert L. Zorich, aged 52, is non-executive Director of AROC. Since 1988, Mr. Zorich has been a Managing Director at EnCap Investments, L.L.C. Prior to the formation of EnCap in 1988, Mr. Zorich was a Senior Vice President from 1986 to 1988 in charge of the Houston office of Trust Company of the West (TCW), a large, privately-held pension fund manager. His responsibilities at TCW included the investment and management of $140 million of the firm's oil and gas fund. From 1981 to 1986, Mr. Zorich served as Co-Chief Executive Officer of MAZE Exploration Inc., a Denver-based oil and gas company focused on acquisition, exploration and development of oil and gas properties. Before forming MAZE, Mr. Zorich was employed by Republic Bank Dallas from 1974 to 1980 as a Vice President and Division Manager in the Energy Department. Approximately half of his tenure with Republic Bank was devoted to managing the London energy office, where he assembled a number of major project financings for development in the North Sea. Mr. Zorich holds a Master Degree in International Management from the American Graduate School of International Management in Phoenix, Arizona and a B.A. degree in Economics from the University of California at Santa Barbara. He serves on the board of directors of AROC Inc., Michael Petroleum Corp. and Matrix Oil & Gas Inc., EnerMark Income Fund (TSE) and Enerplus Resources Fund
(NYSE). He is a member of the Independent Petroleum Association of America and the Texas Independent Producers and Royalty Owners Association. Mr. Zorich joined the Board of AROC in December 2000.

     Gary R. Petersen, aged 55, is a non-executive Director of AROC. Since 1988, Mr. Petersen has been a Managing Director and Principal at EnCap Investments, L.L.C. Prior to the formation of EnCap in 1988, Mr. Petersen was a Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group of Republic Bank Corporation from 1985 to 1988. His duties and responsibilities included mergers and acquisitions, financial advisory services and institutional fund rasing activities for the energy industry. Prior to his position at Republic Bank, Mr. Petersen was an Executive Vice President and a member of the Board of Directors of Nicklos Oil & Gas Company in Houston from 1979 to 1984. Previously, Mr. Petersen was a Group Vice President in the Petroleum and Minerals Division of Republic Bank. Mr. Petersen holds M.B.A. and B.B.A. degrees in Finance from Texas Tech University and has done post-graduate work at American University and the Stonier Graduate School of Banking at Rutgers University. He serves on the board of AROC Inc., Bargo Energy Company, Matrix Oil & Gas Inc., Michael Petroleum Corporation, Nuevo Energy Inc. (NYSE), Equus II, Inc. (ASE) and Energy Capital Investment Company, PLC (LSE). Mr. Petersen joined the Board of AROC in December 2000.

     D. Martin Phillips, aged 48 is a non-executive Director of AROC. He is currently a Managing Director of EnCap Investments L.L.C. Prior to joining EnCap in 1989, Mr. Phillips served as a Senior Vice President in the Energy Banking Group of NCNB Texas National Bank in Dallas, Texas. In his capacity as Manager of the U.S./International Division from 1987 to 1989, he had responsibility for credit commitments totaling approximately $1 billion to a broad spectrum of energy-related companies. Mr. Phillips began his career in 1978 with Republic Bank Dallas (NCNB Texas' predecessor organization) and served in various senior energy banking positions, including Vice President and Manager of Republic Bank's Houston office, from 1986 to 1987. Mr. Phillips holds M.B.A. and B.S. degree from Louisiana State University. He also attended the Stonier Graduate School of Banking at Rutgers University. Mr. Phillips serves on the board of directors of AROC Inc., BreitBurn Energy Company, LLC, Bargo Energy Company, Matrix Oil & Gas, Inc. and 3TEC Energy Corporation. He is a member of the Independent Petroleum Association of America, the American Petroleum Institute and the Houston Producers' Forum. Mr. Phillips joined the Board of AROC in December 2000.

     Francis M. Munchinski, aged 46, is the Vice President-Law and General Counsel of AROC. He has been involved in the oil and gas business for over 20 years. He joined Alliance in June 1998 and was General Counsel of Alliance at the time that AROC acquired all of the outstanding shares of Alliance. Prior to joining Alliance, he was a shareholder at the law firm of Jenkens & Gilchrist in Dallas, Texas, where he specialized in oil and gas law for over 13 years.

     Robert E. Schulte, aged 42, is the Chief Financial Officer and Vice President of AROC. He has worked in the oil and gas industry since 1981 in both domestic and international arenas. He has held management positions with Bow Valley Petroleum and Kelt Energy. He served as Accounting Supervisor at Great Western Resources, Inc. until he resigned in December 1995 at which time he became Accounting Manager at Apache Corporation. He joined Alliance in September 1997 and was the Chief Financial Officer of Alliance at the time that AROC acquired all of the outstanding shares of Alliance.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid or accrued during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the other most highly compensated executive officers who earned at least $100,000 in salary and bonus in fiscal 2000 (the Named Executives).

     None of these expenses prior to the May 2, 2000 acquisition date are reflected in the financial information and consolidated financial statements included herein (See item 1 Business-Recent Developments). The information is included because old AROC is the legal acquirer in the reverse acquisition.

                          SUMMARY COMPENSATION TABLE

                                               Annual Compensation                            Long-Term Compensation|
------------------------------------------------------------------------------------------------------------------------------------
                            |       |                                     |                    Securities        |
                            |       |                     Other Annual    | Restricted Stock   Underlying        |  All Other
Name and Principal Position | Year  |  Salary    Bonus   Compensation (1) | Award(s) ($) (2)  Options/ SARs (#)  | Compensation (3)
----------------------------|-------|-------------------------------------|--------------------------------------|-----------------
                            |       |                                     |                                      |
J|hn A. Keenan              | 2000  | $180,000  $90,000          $32,250  |         $247,000                   - |          $     -
Chairman and                | 1999  |  180,000        -           32,000  |                -             890,000 |                -
 President,                 |       |                                     |                                      |
Chief Executive             | 1998  |  180,000   75,000           27,000  |                -             400,000 |                -
 Officer                    |       |                                     |                                      |
                            |       |                                     |                                      |
Paul R. Fenemore            | 2000  |  170,000   70,000           10,000  |          182,000                   - |                -
Vice President              | 1999  |  160,000        -           24,000  |                -             670,000 |                -
Chief Operating             | 1998  |  160,000   72,000           24,000  |                -             200,000 |                -
 Officer                    |       |                                     |                                      |
                            |       |                                     |                                      |
Francis M. Munchinski       | 2000  |  140,000   60,000                -  |          130,000                   - |                -
Vice President-Law          | 1999  |  140,000        -                -  |                -             520,000 |                -
General Counsel             | 1998  |   76,000   42,000                -  |                -                   - |            8,526
                            |       |                                     |                                      |
Robert E. Schulte           | 2000  |  125,000   40,000            5,146  |           97,500                   - |                -
Vice President              | 1999  |  100,000        -            4,081  |                -             285,000 |                -
Chief Financial Officer     | 1998  |   78,000   42,000            2,541  |                -              25,000 |           10,321
------------------------------------------------------------------------------------------------------------------------------------

 (1) Amounts shown under Other Annual Compensation in 2000, 1999 and 1998 represent pension and benefits.
 (2) The Named Executives were granted the following numbers of shares of restricted stock: Mr. Keenan - 1,900,000; Mr. Fenemore - 1,400,000; Mr. Munchinski - 1,000,000; and Mr. Schulte - 750,000, all of which were held at December 31, 2000. The Company believes that the value of the shares at December 31, 2000 was the same as at the date of grant as indicated in the table above. The shares vest in equal increments in April of 2001, 2002 and 2003 or upon a change in control of the Company. The Company does not intend to pay dividends on the shares during this period.
 (3) Amounts shown under All Other Compensation in 1999 and 1998 represent relocation expenses.

     None of the Named Executives received or exercised any stock options during the fiscal year ended December 31, 2000, and none of the Named Executives held any stock options at December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 19, 2001, about any person that is known to the Company to be the beneficial owner of more than 5% of each class of AROC Common Stock and each executive officer and director of AROC and all executive officers and directors of AROC as a group. Except as otherwise indicated, each of the persons named below is believed by AROC to possess sole voting and investment power with respect to the shares beneficially owned by such person.

  Name and Address of                                                Shares Owned           Percent Owned
  Beneficial Owner (1)                                               Beneficially          Beneficially (2)
  --------------------                                               ------------          ----------------

  John A. Keenan (3)                                                   2,000,000                   *

  Paul R. Fenemore (4)                                                 1,400,000                   *

  Francis M. Munchinski (5)                                            1,000,000                   *

  Robert E. Schulte (6)                                                  750,000                   *

  Michael E. Humphries                                                   250,000                   *

  Robert L. Zorich (7)                                                         -                   -

  Gary R. Petersen (7)                                                         -                   -

  D. Martin Phillips (7)                                                       -                   -

  Bank of America, N.A. (8)                                           99,950,152               12.7%

  MPAC Energy, LLC (9)                                               653,615,887               88.0%

  All Directors and executive officers of AROC as a
  Group (8 persons) (3), (4), (5), (6), (7)                            5,400,000                   *
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

(3) Includes 1,900,000 shares granted as restricted stock under the Company's 2000 Omnibus Stock and Incentive Plan.

(4) Consists of 1,400,000 shares granted as restricted stock under the Company's 2000 Omnibus Stock and Incentive Plan.

(5) Consists of 1,000,000 shares granted as restricted stock under the Company's 2000 Omnibus Stock and Incentive Plan.

(6) Consists of 750,000 shares granted as restricted stock under the Company's 2000 Omnibus Stock and Incentive Plan.

(7) Excludes stock owned by MPAC Energy, LLC, of which this individual is affiliated.

(8) Consists of 1,500,000 shares of Common Stock and immediately exercisable warrants convertible into or exercisable for 2,404,519 shares of Common Stock issued to an affiliate of Bank of America, 241,204 shares of Preferred Stock and warrants to purchase 3,275,000 shares of Common Stock at a price of $0.01 per share. The address of Bank of America is 901 Main Street, Dallas, Texas 75202.

(9) Consists of 15,545,454 shares of Common Stock, 10,000,000 shares of convertible voting shares that are convertible into 5,000,000 shares of Common Stock, warrants to purchase 39,541,233 shares of Common Stock at a price of $0.01 per share, and 1,556, 176 shares of preferred stock convertible into 598,529,200 shares of Common Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently has entered into several energy derivative transactions with El Paso Merchant Energy, a subsidiary of El Paso Energy (El
Paso) (see Note 11 to the Consolidated Financial Statements).

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

     Effective May 1, 2000, AROC designated 2,200,000 shares of its authorized preferred stock as Series A Preferred Stock. The Series A Preferred Stock accrues cumulative dividends at the rate of $5.00 per share per year, payable semiannually. Until May 1, 2002, dividends are payable in kind through the issuance of additional shares of preferred stock at a price equal to the fair market value of the preferred stock at the time of the payment. The preferred stock has a liquidation preference of $50.00 per share and may be redeemable at $50.00 per share at either the Company's or the holder's option upon the occurrence of certain events. Each share of preferred stock is convertible at any time into 384.6 shares of the Company's common stock and has the right to vote in all matters on the same basis as if the preferred stock had been converted into common stock. The terms of the preferred stock prohibit the Company from taking certain actions without the consent of the holders of the preferred stock. The preferred stock has a liquidation preference of $50.00 per share at either Company's or the holder's option upon the occurrence of certain events.

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

     Also on May 2, 2000, pursuant to four separate Purchase and Sale Agreements by and between (i) EnCap Equity 1994 Limited Partnership (EnCap 1994 LP), (ii) ECIC and ECIC Corporation, (iii) EnCap 1996 LP, and (iv) Mountaineer Limited Partnership, and the Company, the Company also acquired direct or indirect ownership of oil and gas properties having a net present value, discounted at 10%, of approximately $62 million at May 1, 2000, using non-escalated prices of $2.50 per mcf of gas and $22.00 per barrel of oil. The properties included approximately 280 wells located in Texas, Louisiana, New Mexico, and Wyoming. The properties were acquired in exchange for the issuance to the sellers of an aggregate of 930,140 shares of the Company's Series A Preferred Stock.

     In addition, on May 2, 2000, the Company entered into a Purchase Agreement providing for the sale to ECIC and El Paso of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, the Company issued to ECIC and El Paso warrants to purchase a total of 39,541,233 shares of the Company's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such Purchase Agreement.

     As a result of these transactions, as of May 2, 2001, the Company had outstanding 55,278,837 shares of common stock, 10,000,000 convertible restricted voting shares, warrants to purchase 45,813,963 shares of common stock, and 1,780,303 shares of Series A Preferred Stock that are convertible into an aggregate of 684,731,923 shares of common stock. EnCap 1996 LP, EnCap 1994 LP, ECIC, EnCap Investments, Picosa, EF-II and El Paso have the right to vote in the aggregate approximately 80% of the Company's voting securities and Bank of America and its affiliates have the right to vote approximately 11.6% of the Company's voting securities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Item 8. Financial Statements and Supplementary Data)

(b)  Exhibits

(1) 3.1      Certificate of Incorporation of AROC Inc. (3.1)
(1) 3.2      Certificate of Amendment dated October 13, 1999, to Certificate of
             Incorporation of AROC Inc. (3.3)
(2) 3.3      Certificate of Amendment dated December 8, 1999, to Certificate of
             Incorporation of AROC Inc. (3.1)
(3) 3.4      Certificate of Designation of the Series A Preferred Stock of AROC
             Inc., as filed with the Secretary of State of Delaware May 1, 2000
             (3.1)
(1)  3.4     Bylaws of AROC Inc. (3.2)
(1)  10.1    Registration Rights Agreement dated October 13, 1999 among AROC
             Inc. (formerly American Rivers Oil Company) and members of the
             Benton family (10.4)
(3)  10.2    Amended and Restated Registration Rights Agreement, dated as of
             December 31, 2000, by and among AROC Inc., EnCap Equity 1996
             Limited Partnership, Energy Capital Investment Company PLC, Shahara
             Oil, L.L.C., El Paso Capital Investments, L.L.C. and Picosa Creek
             Limited Partnership (10.7)
(3)  10.3    Amended and Restated Registration Rights Agreement, dated as of
             December 31, 2000, by and among AROC Inc., Bank of America, N.A.
             and LaSalle Street Natural Resources Corporation (10.8)
(1)  10.4    Warrant Agreement dated as of October 13, 1999 among AROC Inc.
             (formerly American Rivers Oil Company) and holders of Series D, E,
             F, G and H Warrants (10.5)
(1)  10.5    Warrant Agreement dated as of October 13, 1999 among AROC Inc.
             (formerly American Rivers Oil Company) and holders of Series I
             Warrants (10.6)
(3)  10.6    Warrant Agreement dated December 31, 2000, relating to the issuance of Series J Warrants of AROC Inc. (4.1)

(3)  10.7    Purchase and Sale Agreement, dated December 31, 2000, by and between EnCap Equity 1996 Limited Partnership and AROC Inc. (10.1)
(3)  10.8    Purchase and Sale Agreement, dated December 31, 2000, by and among
             Energy Capital Investment Company PLC, ECIC Corporation and AROC
             Inc. (10.2)
(3)  10.9    Purchase and Sale Agreement, dated December 31, 2000, by and between EnCap Equity 1994 Limited Partnership and AROC Inc. (10.3)
(3)  10.10   Purchase Agreement dated May 1, 2000, by and between AROC Inc.,
             EnCap Equity 1996 Limited Partnership, Energy Capital Investment
             Company PLC and El Paso Capital Investments, L.L.C. (10.5)
(3)  10.11   Preferred Stock Purchase Agreement, dated as of May 1, 2000, among
             Bank of America, N.A., EnCap Equity 1996 Limited Partnership,
             Energy Capital Investment Company PLC, El Paso Capital Investments,
             L.L.C., EF-II Holdings LLC, Picosa Creek Limited Partnership, EnCap
             Investments, L.L.C. and AROC Inc. (10.6)
(3)  10.12   Credit Agreement dated as of May 1, 2000, among AROC Inc., Toronto
             Dominion (Texas), Inc., individually and as Agent and the Lenders
             (10.9)
(4)  10.13   Sale and Purchase Agreement dated February 1, 2001 by and between
             Difco Limited and Burlington Resources (Irish Sea) Limited.
(3)  10.14*  Employment Agreement dated as of December 8, 1999 between AROC Inc.
             and John A. Keenan
(3)  10.15*  Employment Agreement dated as of June 1, 2000 between AROC Inc. and
             Paul R. Fenemore
(3)  10.16*  Employment Agreement dated as of December 8, 1999 between AROC Inc.
             and Francis M. Munchinski
(3)  10.17*  Employment Agreement dated as of December 8, 1999 between AROC Inc.
             and Robert E. Schulte
(3)  10.18*  2000 Omnibus Stock and Incentive Plan of AROC Inc. dated as of
             April 12, 2000
(4)  21.1    Subsidiaries
(1) Incorporated by reference to the indicated exhibit filed with the Registrant's Registration Statement on Form S-4 (Regis. No. 333-85237).
(2) Incorporated by reference to the indicated exhibit filed with the Registrant's on Form 8-K dated as of December 8, 1999.
(3) Incorporated by reference to the indicated exhibit filed with Registrant's on Form 8-K dated as of May 1, 2000.
(4)   Filed herewith
(*)   Designates management contracts or compensatory plans or arrangements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AROC Inc.
Date:  April 17, 2001                   /s/ John A. Keenan
                                        ------------------------------
                                        John A. Keenan, Chairman
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                           Title                      Date
      ---------                           -----                      ----

/s/ John A. Keenan        Chairman and Chief Executive Officer  April 17, 2001
------------------------
John A. Keenan

/s/ Paul R. Fenemore      Director and Chief Operating Officer  April 17, 2001
------------------------
Paul R. Fenemore

/s/ Robert L. Zorich      Director                              April 17, 2001
------------------------
Robert L. Zorich

/s/Gary R. Petersen       Director                              April 17, 2001
------------------------
Gary R. Petersen

/s/ Michael E. Humphries Director                               April 17, 2001
------------------------
Michael E. Humphries

/s/ D. Martin Phillips    Director                              April 17, 2001
------------------------
D. Martin Phillips

INDEX TO FINANCIAL STATEMENTS



                                                                                                  Page
                                                                                                  ----

Independent Auditors' Report....................................................................   F-1

Consolidated Balance Sheets - December 31, 1999 and 2000........................................   F-2

Consolidated Statements of Operations-Three Years Ended December 31, 2000.......................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) -Three Years Ended December 31, 2000..   F-5

Consolidated Statements of Cash Flows-Three Years Ended December 31, 2000.......................   F-6

Notes to the Consolidated Financial Statements..................................................   F-7

           All schedules are omitted as the required information is
                         inapplicable or not required.

                           Independent Auditors' Report



Board of Directors
AROC Inc. and Subsidiaries


We have audited the consolidated balance sheets of AROC Inc. and subsidiaries as of December 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AROC Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for oil and gas properties from the full cost method to the successful efforts method.


                                        KPMG LLP


Tulsa, Oklahoma
April 17, 2001

                                   AROC INC.

                          Consolidated Balance Sheets
                          December 31, 1999 and 2000

                                                                                    1999                    2000
                                                                                -----------            ------------
Current assets:
  Cash                                                                          $   901,546            $  1,118,577
  Accounts receivable                                                               923,813               4,415,859
  Marketable securities available for sale                                          322,166                       -
  UK oil and gas property interests held for sale                                         -               3,952,000
  Other current assets                                                                    -                 267,419
                                                                                -----------            ------------
     Total current assets                                                         2,147,525               9,753,855
                                                                                -----------            ------------

Property and equipment, at cost
  Oil and gas properties, successful efforts method                              21,825,838             100,745,042
  Other property and equipment                                                            -                 596,049
  Less accumulated depreciation, depletion and                                   (2,440,657)             (8,578,368)
   amortization                                                                 -----------            ------------

     Net property and equipment                                                  19,385,181              92,762,723

Other assets:
  Deposits and other assets                                                               -                 144,990
  UK oil and gas property interests held for sale                                         -              24,395,118
  Deferred debt issuance costs, less accumulated
   amortization                                                                           -               1,828,804
                                                                                -----------            ------------

                                                                                $21,532,706            $128,885,490
                                                                                ===========            ============


         See accompanying notes to consolidated financial statements.

                                   AROC INC.

                          Consolidated Balance Sheets
                                  (continued)

            Liabilities and Stockholders' Equity (Deficit)
            ----------------------------------------------

                                                                         ---------------------------------------------
                                                                                   1999                     2000
                                                                         --------------------      -------------------
Current liabilities:
     Accounts payable - trade                                                     $   486,676             $  7,293,764
     Accrued expenses payable                                                               -                2,784,202
     Payable to affiliates                                                             78,872                        -
                                                                                  -----------             ------------
               Total current liabilities                                              565,548               10,077,966

Long-term debt                                                                              -               39,611,765
                                                                                  -----------             ------------

Total liabilities                                                                     565,548               49,689,731
                                                                                  -----------             ------------

Series A Voting mandatorily redeemable preferred stock-par value $0.001;
     $50 per share redemption value: 2,200,000 shares authorized:
     1,877,366 shares issued and outstanding                                                -               95,023,123

Stockholders' equity (deficit):
Common Shares - par value $0.001; 100,000,000 shares authorized;
     48,678,837 and 55,278,837 shares issued and outstanding at
     December 31, 1999 and 2000 respectively                                           48,679                   55,279
Convertible Shares - par value $0.001; 10,000,000 authorized;
     10,000,000 issued and outstanding                                                 10,000                   10,000
Additional paid-in capital                                                         25,741,395                2,056,703
Unearned compensation - restricted stock                                                    -                 (658,000)
Accumulated other comprehensive loss                                                 (213,123)                       -
Accumulated deficit                                                                (4,619,793)             (17,291,346)
                                                                                  -----------             ------------

                Total Stockholders' equity (deficit)                               20,967,158              (15,827,364)
                                                                                  -----------             ------------
                                                                                  $21,532,706             $128,885,490
                                                                                  ===========             ============

         See accompanying notes to consolidated financial statements.

                                   AROC INC.

                     Consolidated Statements of Operations
                 Years ended December 31, 1998, 1999 and 2000

                                                   ----------------------------------------------------------
                                                        1998                   1999                 2000
                                                   ------------           -------------          ------------
Oil and gas revenues                               $  3,880,237           $   3,374,342          $ 17,292,353

Operating expenses:
   Lease operating expenses                           2,722,203               2,262,371            11,267,918
   General and administrative expenses                  325,884                 299,256             2,597,403
   Depreciation, depletion and amortization           1,601,385               1,018,491             6,310,182
   Exploration expenses                                 244,696                 568,013                     -
                                                    -----------           -------------          ------------
      Total operating expenses                        4,894,168               4,148,132            20,175,503
                                                    -----------           -------------          ------------

 Loss from operations                                (1,013,913)               (773,789)           (2,883,150)
                                                   ------------           -------------          ------------

Other income (expense):

   Gain (loss) on sale of oil and gas
      properties                                      5,641,180               2,540,918               (16,602)
   Impairment writedown and loss on sale of
     marketable equity securities                      (741,486)             (6,060,890)             (262,689)
   Interest expense                                           -                       -            (3,575,904)
   Equity in net losses of affiliate                   (518,039)             (4,251,961)                    -
   Interest income and other, net                       (32,625)                 (5,867)               75,315
                                                   ------------           -------------          ------------

   Total other income (expense)                       4,349,030              (7,777,800)           (3,779,880)
                                                   ------------           -------------          ------------

Net income (loss)                                  $  3,335,099           $  (8,551,589)         $ (6,663,030)

Preferred stock dividend requirements                         -                       -            (6,008,523)
                                                   ------------           -------------          ------------
Net income (loss) attributable to
   common stockholders                             $  3,335,099           $  (8,551,589)         $(12,671,553)
                                                   ============           =============          ============


Basic income (loss) per common share               $       0.06           $       (0.16)         $      (0.24)
                                                   ============           =============          ============
Average common shares outstanding                    53,678,837              53,678,837            53,678,837
                                                   ============           =============          ============

         See accompanying notes to consolidated financial statements.

                                   AROC INC.

           Consolidated Statements of Stockholders' Equity (Deficit)
                 YEARS ENDED DECEMBER 31, 1998, 1999 and 2000





                                                                           Unearned      Accumulated       Retained
                                                           Additional    Compensation       Other          Earnings
                                      Common  Convertible    Paid-in      Restricted    Comprehensive    (Accumulated
                                      Shares    Shares       Capital        Stock       Income (Loss)      Deficit)        Total
                                      ------    ------       -------         -----      -------------      -------         -----
Balance at December 31, 1997         $48,679      $10,000  $ 17,567,541   $       -     $           -   $    596,697   $ 18,222,917
  Contributions                            -            -    17,661,200           -                 -              -     17,661,200
  Distributions                            -            -    (5,317,506)          -                 -              -     (5,317,506)
  Comprehensive income (loss):
    Net income                             -            -             -           -                 -      3,335,099      3,335,099
    Net unrealized change in
        marketable equity securities       -            -             -           -        (6,081,623)             -     (6,081,623)
                                                                                                                        -----------
        Total comprehensive loss                                                                                         (2,746,524)
                                     -------      -------  ------------   ---------     -------------   ------------   ------------
Balance at December 31, 1998          48,679       10,000    29,911,235           -        (6.081,623)     3,931,796     27,820,087
  Contributions                            -            -     1,846,287           -                 -              -      1,846,287
    Distributions                          -            -    (6,016,127)          -                 -              -     (6,016,127)
    Comprehensive income (loss):
    Net loss                               -            -             -           -                 -     (8,551,589)    (8,551,589)
    Net unrealized change in
        marketable equity securities       -            -             -           -         5,868,500              -      5,868,500
                                                                                                                        -----------
        Total comprehensive loss                                                                                         (2,683,089)
                                     -------      -------  ------------   ---------     -------------   ------------   ------------
Balance at December 31, 1999          48,679       10,000    25,741,395           -          (213,123)    (4,619,793)    20,967,158
  Contributions                            -            -        88,366           -                 -              -         88,366
  Distributions                            -            -    (1,125,698)          -                 -              -     (1,125,698)
  Issuance of preferred stock              -            -   (28,243,708)          -                 -              -    (28,243,708)
  Warrants issued to lender                -            -     4,744,948           -                 -              -      4,744,948
  Issuance of restricted stock         6,600            -       851,400    (858,000)                -              -              -
  Preferred stock dividends                -            -             -           -                 -     (6,008,523)    (6,008,523)
  Vesting of restricted stock-
    compensation expense                   -            -             -     200,000                 -              -        200,000
  Comprehensive loss:
    Net loss                               -            -             -           -                 -     (6,663,030)    (6,663,030)
    Net unrealized change in
        marketable equity securities       -            -             -           -           213,123              -        213,123
                                                                                                                        -----------
        Total comprehensive loss           -            -             -           -                 -              -     (6,449,907)
                                     -------      -------  ------------   ---------     -------------   ------------   ------------
Balance at December 31, 2000         $55,279      $10,000  $  2,056,703   $(658,000)    $           -   $(17,291,346)  $(15,827,364)
                                     =======      =======  ============   =========     =============   ============   ============



         See accompanying notes to consolidated financial statements.

                                   AROC INC.

                  Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1999 and 2000

                                                                       1998              1999             2000
                                                                   -------------     ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                $  3,335,099      $(8,551,589)    $ (6,663,030)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      (Gain) loss on sale of oil and gas properties                  (5,641,180)      (2,540,618)          16,602
      Depreciation, depletion and amortization                        1,601,385        1,018,491        6,310,182
      Impairment writedown and loss on sale of marketable
        equity securities                                               741,486        6,060,890          262,689
      Compensation expense                                                    -                -          200,000
      Interest expense and deferred loan amortization                         -                -        2,145,357
      Equity in net losses of affiliate                                 518,039        4,251,961                -
      Changes in assets and liabilities:
        Accounts receivable                                             200,535         (283,406)      (2,114,001)
        Other assets                                                     74,375                -         (400,016)
        Accounts payable                                             (1,360,952)        (181,305)        (131,821)
        Payable to affiliates                                          (281,830)          11,711          (78,872)
                                                                   ------------      -----------     ------------
          Net cash used in operating activities                        (813,043)        (213,865)        (452,910)
                                                                   ------------      -----------     ------------
Cash flows from investing activities:
  Proceeds from sale of oil  and gas properties                       3,219,862        2,540,918          419,050
  Addition to oil and gas properties                                 (7,056,631)        (446,801)     (10,264,965)

  Proceeds from sale of marketable equity securities                  1,073,515        2,794,312                -
  Purchase of marketable equity securities                           (4,146,033)               -                -
  Acquisition of old AROC                                                     -                -          578,838
  Investment in affiliate                                            (4,770,000)               -
-
                                                                   ------------      -----------     ------------
      Net cash provided by (used in) investing activities           (11,679,287)       4,888,429     $ (9,267,077)
                                                                   ------------      -----------     ------------
Cash flows from financing activities:
  Deferred loan cost                                                          -                -       (1,155,448)
  Payment of long-term debt                                                   -                -      (40,345,951)
  Proceeds from issuance of preferred stock                                   -                -        2,703,150
  Proceeds from issuance of long-term debt                                    -                -       49,500,000
  Contributions                                                      17,661,200        1,846,287           88,366
  Distributions                                                      (5,317,506)      (6,016,127)        (853,099)
                                                                   ------------      -----------     ------------
      Net cash provided by (used in) financing activities            12,343,694       (4,169,840)       9,937,018
                                                                   ------------      -----------     ------------
        Net increase (decrease) in cash                                (148,636)         504,724          217,031

Cash at beginning of period                                             545,458          396,822          901,546
                                                                   ------------      -----------     ------------
Cash at end of period                                              $    396,822      $   901,546     $  1,118,577
                                                                   ============      ===========     ============

Supplemental Disclosures of Cash Flow
   Information - cash paid during the period for interest          $          -      $         -     $  1,082,446
                                                                   ============      ===========     ============

Supplemental disclosure of noncash investing and
  financing activities:
    Distribution of stock                                                     -                -          272,600
    Preferred shares issued for banking fees                                  -                -          962,000
    Preferred shares to refinance debt                                        -                -       35,299,439
    Preferred shares to purchase oil and gas properties
      and acquisition of old AROC                                             -                -       21,805,304

    Charges to stockholders equity for issuance of
      preferred stock                                                         -                -       28,243,708

    Marketable equity securities (fair value) received from
      sale of interest in oil and gas properties                      6,257,820                -                -


         See accompanying notes to consolidated financial statements.

                                  AROC INC.

                  Notes to Consolidated Financial Statements


(1)  Organization and Summary of Significant Accounting Policies

     Organization and basis of presentation

     As a result of the May 2, 2000 transactions described below, EnCap Equity 1996 Limited Partnership (EnCap 1996 LP) became the largest stockholder (approximately 39%) of AROC Inc. (old AROC). Although old AROC is the legal acquirer, EnCap 1996 LP is treated as having acquired old AROC for accounting purposes. Accordingly, the transactions have been accounted for as a reverse acquisition and EnCap 1996 LP is now referred to as AROC or the Company. The historical financial statements are those of EnCap 1996 LP, which have been restated for the equivalent number of shares received in the transactions. The results of operations of AROC (legal acquirer) are included in the financial statements of the combined AROC and EnCap 1996 LP financial statements from May 2, 2000 (acquisition date).

     On May 2, 2000, AROC completed the acquisition of additional oil and gas properties, a refinancing of its debt and issuance of a new series of preferred stock. The transactions involved several different elements.

     Effective May 1, 2000 the Company designated 2,200,000 shares of its authorized preferred stock as Series A preferred stock. The Series A Voting Redeemable Preferred Stock accrues cumulative dividends at the rate of $5.00 per share per year, payable semiannually. Until May 1, 2002, dividends are payable in kind through the issuance of additional shares of preferred stock at a price equal to the fair market value of the preferred stock at the time of the payment. The preferred stock has a liquidation preference of $50.00 per share and may be redeemable at $50.00 per share at either Company's or the holder's option upon the occurrence of certain events. Each share of preferred stock is convertible at any time into 384.6 shares of the Company's common stock and has the right to vote in all matters on the same basis as if the preferred stock had been converted into common stock. The terms of the preferred stock prohibit the Company from taking certain actions without the consent of the holders of the preferred stock. Upon the first to occur of (1) an event of default, as defined, or
     (2) May 1, 2005, each holder of a share of Series A Voting Redeemable Preferred Stock shall be entitled to require that the Company redeem all of the Series A Voting Redeemable Preferred Stock held by such holder by paying in cash the redemption price ($50.00 per share plus unpaid dividends).

     On May 2, 2000, old AROC sold to Bank of America, EnCap 1996 LP, ECIC, El Paso Capital Investments, L.L.C. (El Paso), EF-II Holdings, LLC (EF-II), Picosa Creek Limited Partnership (Picosa) and EnCap Investments, L.L.C. (EnCap Investments) 850,163 shares of the Company's newly created Series A Voting Redeemable Preferred Stock for a total consideration of approximately $42.5 million, received in satisfaction of outstanding obligations to those parties and in consideration of cash (approximately $2,700,000) and the purchase of an oil and gas property interest (valued at approximately $2,000,000).

     Also, on May 2, 2000, pursuant to four separate Purchase and Sale agreements by and between (i) EnCap Equity 1994 Limited Partnership (EnCap 1994 LP), (ii) Energy Capital Investment Company PLC (ECIC) and ECIC Corporation, (iii) EnCap 1996 LP, and (iv) Mountaineer Limited Partnership, (together the Sellers) and old AROC, old AROC acquired direct or indirect ownership of oil and gas properties located in Texas, Louisiana, New Mexico and Wyoming (EnCap Acquisition). The properties were acquired in exchange for the issuance to the Sellers of an aggregate of 930,140 shares of the Company's Series A Voting Redeemable Preferred Stock.

     In addition, on May 2, 2000, old AROC entered into a purchase agreement providing for the sale to EnCap 1996 LP, ECIC and El Paso of a total of $17,000,000 in subordinated notes in exchange for cash in that amount.

                                  AROC INC.

                  Notes to Consolidated Financial Statements

     The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, old AROC also issued to ECIC and El Paso warrants to purchase a total of 39,541,233 shares of AROC's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such purchase agreement.

     After these transactions, as of May 2, 2000, the Company had outstanding 55,278,837 shares of common stock, 10,000,000 convertible restricted voting shares, warrants to purchase 45,813,963 shares of common stock, and 1,780,303 shares of Series A Voting Redeemable Preferred Stock that are convertible into an aggregate of 684,731,923 shares of common stock.
     EnCap 1996 LP, EnCap 1994 LP, ECIC, EnCap Investments, Picosa, EF-II and El Paso have the right to vote in the aggregate approximately 80% of the Company's voting securities and Bank of America and its affiliates have the right to vote approximately 11.6% of the Company's voting securities.

     Pursuant to a Credit Agreement dated as of May 2, 2000, among AROC, Toronto Dominion (Texas), Inc., individually and as Agent, and the lenders named in that agreement (the "Credit Agreement"), the Company obtained a new $35,000,000 credit facility. The credit facility is secured by a first lien on substantially all of the Company's assets. The credit facility imposes certain restrictions on the Company's activities, including the payment of dividends and purchases of stock. The credit facility provides for a revolving line of credit for three years. Borrowings under the credit facility bear interest at either the LIBOR rate plus from 2.25% to 3.0% or the agent's prime rate plus from .75% to 1.5%, at the Company's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility. The borrowing base for the credit facility will typically be redetermined semiannually, although the lenders and borrower each have the right to make an additional redetermination once each year.

     A portion of the proceeds of the cash received from the credit facility and the sale of the subordinated notes were used to satisfy the Company's obligations under its previous credit facility with Bank of America and the remainder was used for working capital.

     The accompanying financial statements include the Company's pro rata share of the assets and liabilities of Mountaineer Limited Partnership, Famcor Oil W.T, L.P., Pledger Partners, Ltd., St. Martinville Partners, Ltd., and Wheel-Moore, Ltd.

     The Company is engaged in the exploration, development, production and operation of oil and gas properties. Operations are primarily conducted in Mississippi, Alabama, Oklahoma, Texas, Louisiana, New Mexico, Wyoming and offshore United Kingdom (UK).

     Acquisitions

     The fair value of the assets and liabilities of the acquired businesses (EnCap Acquisition and AROC) at May 2, 2000 is as follows (In thousands):

          Cash                             $    578
          Other current assets                1,993
          Other assets                          145
          Property, plant and equipment      97,083
          Long-term debt                    (68,645)
          Current Liabilities                (9,349)
                                           --------

          Net purchase price               $ 21,805
                                           ========

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     The net purchase price includes $21,097,000 for EnCap Acquisition (interests in certain oil and gas properties) and $708,000 for old AROC. The EnCap Acquisition properties were acquired in exchange for preferred stock as described above. The old AROC acquisition represents the purchase step-up resulting from the reverse acquisition (discussed above) of the remaining 80% of old AROC common stock not already owned by EnCap 1996 LP. The purchase price (step-up) was based on the equivalent common stock value ($0.13 per share) of the Series A Redeemable Preferred Stock discussed above. The net purchase price was allocated to the acquired assets and liabilities based on their relative fair values.

     The following summarized unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, assumes that the May 2, 2000: (i) reverse acquisition of AROC Inc. (legal acquirer) by EnCap 1996 LP (accounting acquirer), (ii) the acquisition of interest in oil and gas properties (EnCap Acquisition) and (iii) the refinancing of AROC debt, all occurred as of January 1, 1999. The information is presented in thousands with the exception of the per share information.

                                                       1999         2000
                                                       ----         ----

          Oil and gas revenues                       $ 16,062     $ 24,010
                                                     ========     ========

          Net loss                                   $ (2,524)    $ (8,117)
                                                     ========     ========

          Net loss for common stockholders           $(11,425)    $(17,092)
                                                     ========     ========

          Loss per common share                      $  (0.21)    $  (0.32)
                                                     ========     ========

     Consolidation

     The consolidated financial statements include the financial statements of the Company and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Investment in Affiliate

     The investment in affiliate has been accounted on the equity method. he equity method of accounting is used for companies and other investments in which the Company has significant influence; generally, this represents common stock ownership of approximately between 20% and 50%.

     Income (Loss) Per Share

     Basic loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

     The effects of potential common shares (warrants, stock options and preferred stock conversion) are anti-dilutive. Accordingly, diluted loss per share is not presented.

     Foreign Currency Translation

     The financial statements of the Company's UK subsidiary whose functional currency is not the U.S. dollar is translated for consolidation purposes at the rate of exchange at the balance sheet date. Exchange differences arising on the retranslation of net assets are reported as a component of stockholders' deficit in accumulated other comprehensive loss. In the underlying financial statements,

                                   AROC INC.

                  Notes to Consolidated Financial Statements


     transactions with third parties are translated into the functional currency at the exchange rate prevailing at the date of each transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date. Any exchange gain or loss is recorded in the consolidated statements of operations.

     Marketable Equity Securities

     Marketable securities consist of equity securities, which are classified as available-for-sale. Available for-sale securities are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities and determined on an average cost basis.

     A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to operations, resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. The Company recorded a charge to operations of approximately $1,600,000 in 1999 due to an other than temporary decline in market value of available-for-sale securities. In addition the Company realized losses of $741,846, $4,460,890 and $262,689 from sale of securities in 1998, 1999 and 2000, respectively.

     Financial Instruments and Derivatives

     The carrying amounts of the Company's financial instruments, which include accounts receivable, accounts payable, accrued expenses and payable to affiliates, approximate fair values, because of their short-term nature.

     Changes in the value of financial instruments, utilized to hedge commodity risk are recognized in the statement of operations when the underlying transactions are recognized. Changes in the value of financial instruments, which do not meet the criteria to be treated as a hedge of an underlying risk are recognized in the statement of operations as they occur.

     The reported amount of long term debt payable - senior facility approximates fair value as interest approximates market rates. Fair value is not readily determinable for subordinated notes payable to EnCap and affiliates.

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

     Oil and Gas Properties

     The Company follows the successful efforts method of accounting for oil and gas operations whereby costs to acquire mineral interest in oil and gas properties, to drill exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Exploration costs, including geological and geophysical and cost of carrying and retaining unproved properties, are charged to operations as incurred.

     Depreciation, depletion and amortization of the Company's capitalized costs of proved oil and gas properties are computed using the unit-of-production method based on proved reserves as estimated by Lee Keeling and Associates (Independent Petroleum Engineers).

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     Oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets generally on a field-by-field basis. The fair value of impaired assets is determined based on expected future cash flows using discount rates commensurate with the risks involved. Long-lived assets committed by Management for disposal are accounted for at the lower cost or fair value, less cost to sell.

     A contract to sell all the Company's interests in the East Irish Sea, offshore UK (acquired on May 2, 2000-see Note 1) was executed between Hydrocarbons Resources Limited ("HRL") and Difco (wholly-owned subsidiary of the Company) on December 15, 2000. Burlington Resources (Irish Sea) Limited elected to exercise its preemptive rights under the various joint operating agreements governing these assets and notified Difco of its intent to acquire the properties in January 2001, according to the same terms as offered by HRL. In February 2001, the Company completed the sale. Proceeds from the sale of $28.6 million will be used to reduce long-term debt ($24.6 million) and to fund U.S. capital expenditures and operations ($4.0 million) during the 2001 fiscal year. Accordingly, the UK property interests are shown in the accompanying 2000 balance sheet as assets held for sale. The amount reflects proceeds adjusted for UK operations to the February 2001 disposition date. UK income from operations of $1.4 million was excluded from consolidated operations for the period October 1, 2000 to December 31, 2000.

     Other Property and Equipment

     Other property and equipment is recorded at cost and depreciated over the estimated useful lives (generally three to seven years) using the straight-line method. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the life of an asset are capitalized and depreciated over the estimated useful life of the assest. Upon retirement or disposition of assets, related gains or loses are reflected in operations.

     Income Taxes

     Prior to the May 2, 2000 acquisition date (see note 1) the Company was not subject to taxation, and the tax effects of its activities accrue to the individual partners of EnCap 1996 LP. EnCap 1996 LP's tax returns are subject to examination by the federal and state taxing authorities. If such examinations result in adjustments, the tax liability of the former partners of EnCap Equity 1996 LP, if any, would accordingly be adjusted. After the May 2, 2000 transactions discussed in Note 1, the Company (including EnCap 1996 LP) has become a taxable corporation.

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

     Deferred Debt Issuance Costs

     Deferred debt issuance costs are initially capitalized as intangible assets and are amortized (interest method) over the term of the debt to which they relate.

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     Hedging Activities

     The Company uses oil and gas derivatives to manage its exposure to commodity price fluctuations. Changes in value of derivatives utilized to hedge commodity price and interest rate risk are recognized in the consolidated statements of operations when the underlying transactions are recognized. Changes in value of financial instruments which do not meet the criteria to be treated as a hedge of an underlying risk are recognized in the consolidated statements of operations as they occur.

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

     For any termination of derivatives receiving hedge accounting treatment, gains and losses are deferred when the related underlying exposures remain outstanding and are included in the measurement of the related transaction or balance. In addition, upon any termination of the underlying exposures, the derivative is marked-to-market and the resulting gain or loss is included with the gain or loss on the terminated transaction.

     Cash Flow Statement

     For the purposes of the consolidated statement of cash flows, the Company treats all investments with an original maturity of three months or less to be cash equivalents.

     Stock Option Plan

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Financial Accounting Standards Board Statement (SFAS) 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123.

     Accounting Estimates

     In the course of preparing financial statements, management makes various assumptions and estimates to determine the reported amounts of assets, liabilities, revenue and expenses in relation to the disclosure of commitments and contingencies. Changes in these assumptions and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, the actual results could differ from the amounts estimated.

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     Business Segments

     The Company considers itself to be involved in one business activity and does not meet the criteria established by Financial Accounting Standards Board Statement SFAS 131, "Segment Disclosures and Related Information".

     The UK oil and gas properties were acquired on May 2, 2000 in connection with the acquisition (see note 1) and were held for sale, (under contract) in the fourth quarter of 2000 (see note 1). Revenues from the United Kingdome (UK) production were $674,000 for the period from May 2, 2000 to September 30, 2000. Loss from UK operations was $345,000 for the period from May 2, 2000 to September 30, 2000. Capital expenditures were $1,680,000 for the period from May 2, 2000 to September 30, 2000.

     Comprehensive Income (Loss)

     The Company follows SFAS 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The components of total comprehensive income (loss) for the periods consist of net losses and net unrealized changes in value of marketable equity securities.

     New Accounting Pronouncement

     In September 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which established standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2001, early adoption is permitted.

     The Company will adopt SFAS No. 133 effective January 1, 2001 and expects that its current commodity derivative contracts will qualify for cash flow hedge accounting treatment under SFAS No. 133 whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in operations. Any hedge ineffectiveness will be charged currently to operations. The effect on the Company's operations and other comprehensive income (loss) as a result of the adoption of SFAS No. 133 will vary from period to period and will be dependent upon prevailing commodity prices.

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company will record a liability of approximately $2.6 million relative to the fair value of its current commodity derivative contracts. Also, the Company will record a charge to other comprehensive income (loss) of approximately $2.6 million.

(2)  Accounting Change

     During the fourth quarter of 2000, the Company elected to change its accounting method for oil and gas properties from the full cost method to the successful efforts method. The Company believes that the successful efforts method of accounting is preferable, in the circumstances because it will provide a better measure of the results of its future exploration and development activities. Accordingly, all prior year financial statements have been restated to conform with successful efforts accounting. The effect

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     of the change in accounting method as of December 31, 1999, was a reduction to accumulated deficit of $5.8 million attributable to a decrease in net property and equipment. The change in accounting method resulted in a decrease in net loss of $1.7 million ($.03 per common share) for 1999 and an increase in net income of $4.8 million ($.09 per common share) for 1998.

(3)  Income Taxes

     The Company incurred net losses for financial and tax purposes subsequent to the May 2, 2000 transactions discussed in Note 1. The Company (EnCap 1996 LP) was not subject to tax prior to the May 2, 2000 transactions. Deferred tax assets are comprised of the following as of December 31, 2000 (in thousands):

     Deferred tax assets:
        Net operating and other loss carryovers                $ 22,400
        Percentage depletion carryforward                           510
        Accrued, expenses not deductible until paid                 481
                                                               --------
           Total deferred tax assets                             23,391
        Valuation allowance                                     (13,122)
                                                               --------
        Deferred tax liabilities-                                10,269
        property and equipment                                  (10,269)
                                                               --------
           Net deferred tax assets                             $      -
                                                               ========

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Company has U.S. net operationg loss carryforwards to offset future taxable earnings of approximately $64 million at December 31, 2000, of which approximately $57 million of losses are limited under Section 382 of the Internal Revenue Code to approximately $2.1 million per year. If not previously utilized or limited, the net operating losses will expire in varying amounts from 2004 to 2020. Subsequently recognized tax benefit's relating to the valuation allowance for deferred tax assets as of December 31, 2000 will be allocated to property and equipment.

(4)  Notes Payable and Long-Term Debt

     Long-term debt at December 31, 2000 consists of the following (in thousands):

          Toronto Dominion (Texas) Inc.-Senior Facility            $25,500
          Subordinated Notes                                        18,405
                                                                   -------
                                                                    43,905
               Less unamortized discount                            (4,293)
                                                                   -------
          Long-term debt                                           $39,612
                                                                   =======

     Pursuant to a Credit Agreement dated as of May 2, 2000, among the Company, Toronto Dominion (Texas), Inc., individually and as Agent, and the lenders named in the Credit Agreement, the Company obtained a new $35,000,000

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     credit facility. The credit facility is secured by a first lien on substantially all of the Company's assets. The credit facility provides for a revolving line of credit for three years. Borrowings under the credit facility bear interest at either the LIBOR rate plus from 1.75% to 3.0% or the Agent's prime rate plus from .25% to 1.5%, at the Company's election. The Agent's prime rate as of December 31, 2000 was 9.5%. Principal is payable in full on the third anniversary of the closing of the credit facility. The borrowing base for the credit facility will typically be redetermined semiannually, although the lenders and borrower each have the right to make one additional redetermination each year.

     In addition, on May 2, 2000, the Company entered into a Purchase Agreement providing for the sale to ECIC and El Paso of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, the Company issued to ECIC and El Paso warrants to purchase a total of 39,541,233 shares of the Company's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such Purchase Agreement. The fair value of its warrants ($4,744,948) relating to the subordinated notes has been treated as a discount and is amortized over the term of the notes.

     The debt agreements contain financial covenant requirements and certain restrictions on the Company's activities, including the payment of dividends and purchases of stock. In addition, the agreements restrict liens on assets and the acquisitions or sale of assets.

     On February 23, 2001 the Company completed a transaction to sell all of its interest in UK oil and gas properties. The oil and gas properties were sold to Burlington Resources (Irish Sea) Limited for approximately $28,600,000. Proceeds from this sale were used to reduce the Company's long-term debt under the Credit Agreement to approximately $920,000 as of February 28, 2001.

(5)  Employee Benefit Plans

     The Company maintains an employee savings and profit sharing plan "(the
     Plan)" which covers substantially all of its employees. The Plan is comprised of a 401(k) saving portion and a noncontributory defined contribution portion. Employees are qualified to participate after approximately 30 days of service. Participation in the 401(k) plan is voluntary, and the Company matches contributions up to six percent of the employees' salary at a rate of 50 percent of the employee's contribution. The Company contributed $78,993 to the Plan during 2000.

     The noncontributory portion of the Plan allows the Company to share annual profits with employees. Annual payments to the Plan are elective. Management elected to make no contributions to the Plan for the year ended December 31, 2000. The Company is under no obligation to make contributions to the Plan in the future.

(6)  Stockholders' Equity

     Each convertible share is entitled to one-half vote on all matters in which the common shares are entitled to vote and have rights identical to the common shares except for certain restrictions on transfer. In addition, the holders of the convertible shares have a contingent right based on certain performance targets relating to production volumes and/or reserve values to acquire from 5,000,000 to 20,000,000 common shares prior to 2003.

     On March 8, 2001, the Company's board of director's approved an issuer tender offer by which the Company would offer to purchase all outstanding shares of its common stock at a price of $0.06 per share. The board also

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     named a special committee, consisting of the independent member of the board, to make a recommendation to the registrant's stockholders whether to accept the offer. The Company believes that the expenses of the tender offer can be funded from available cash. After completion of the tender offer, the board will consider whether any additional transactions, such as a "going private" transaction are appropriate. Effective August 11, 2000, several of the holders of the Company's common stock and Series A preferred stock transferred their stock to Energy LLC (MPAC), an affiliate of EnCap 1996 LP, El Paso and EnCap Investments. As a result MPAC has the right to vote approximately 34% of the Company's common stock and approximately 80% of the Series A preferred stock. MPAC has indicated it will not tender its shares in the offer. Therefore, any tenders received in the offer would have the effect of increasing MPAC's ownership of the Company.

(7)  Employee Plans and Severance Payment

     On April 18, 2000, the Company adopted the 2000 Omnibus Stock and Incentive Plan (the Stock Plan). This plan is intended to provide additional incentives through the award of options, stock appreciation rights, shares of restricted stock, and performance awards to directors, officers, key employees and consultants. No options have been issued under the Stock Plan at December 31, 2000.

     During the year ended December 31, 2000, the Company granted 6,600,000 shares of restricted stock to the directors, officers and certain key employees. Under the Stock Plan, the shares vest in equal increments in April 2001, 2002, and 2003 or upon a change in control of the Company as defined in the Stock Plan. The estimated market value of the shares awarded was $858,000. This amount was recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity (deficit). Unearned compensation will be amortized to expense over the three year vesting period.

     On March 8, 2001, the Company approved severance payments aggregating $2.6 million to senior management upon their resignation which will be the earlier to occur of the completion of the tender offer (see Note 6) or 75 days from the approval date.

(8)  Warrants

     The following is a summary of warrants outstanding as of December 31, 2000:

         Warrant series      Strike price    Last date for exercise   Shares

     Series "D"                 $0.86        March 31, 2001              287,119
     Series "E"                  0.86        October 31, 2001             30,953
     Series "F"                  1.38        December 16, 2002           275,139
     Series "G"                  1.60        April 30, 2007            1,210,938
     Series "H"                  0.01        October 30, 2008          3,275,000
     Series "I"                  0.01        April 30, 2007            1,193,581
     Series "J"                  0.01        April 30, 2007           39,541,233
                                                                      ----------
     Total Warrants                                                   45,813,963
                                                                      ==========

(9)  Contingencies and Commitments

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

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     Louis Dreyfus Natural Gas Corp. ("LNDG") filed a lawsuit in June 1999, seeking reimbursement from Alliance Resources ("Alliance") and LaTex Petroleum Corporation ("LaTex"), wholly-owned subsidiaries of the Company for expenses incurred in making repairs to navigational aids on certain drilling platforms located off the coast of Texas. LNDG sought actual damages plus court costs, pre-and post-judgment interest, and attorney's fees. LNDG also sought a declaratory judgment that Alliance and LaTex are liable for any future cost or expenses owed with respect to the platforms and plugging and abandoning the oil and gas wells located on the platforms. LNDG bases its suit on a Purchase and Sale Agreement between American Exploration Corporation ("American") and LaTex (LNDG claims to be the successor-in interest to American). Alliance filed a special appearance and an answer subject thereto, objecting to personal jurisdiction in Texas and denying that it owes any money to LNDG. LaTex also filed an answer, denying it owes any money to LNDG. LNDG subsequently filed a motion for summary judgment on its claims against LaTex. The district court granted LNDG's motion on October 2, 2000 for $25,870 of expenses plus $43,299 in attorneys' fees, and ordered LaTex to plug and abandon the wells and remove the platforms. Latex has filed an appeal which is currently pending in the 14th Court of Appeals. The Company will continue to vigorously defend this case.

     The Company leases office space and certain property and equipment under various lease agreements. As of December 31, 2000, future minimum lease commitments were approximately as follows:


          Years Ending December 31,
          -------------------------
                    2001                               $199,034
                    2002                                202,233
                    2003                                 84,820

     Rent expense under all operating leases was $190,765 during the year ended December 31, 2000 (none in 1999 and 1998).

(10) Related Party Transactions

     The Company currently has entered into several energy derivative transactions with El Paso Merchant Energy, a subsidiary of El Paso Energy (El Paso) (see Note 11).

     See note 1 for additional related party transactions.

(11) Hedging Activities

     The Company utilizes various option and swap contracts and other financial instruments to hedge the effect of price changes on future oil and gas production. The index price for the natural gas collars settles based on NYMEX Henry Hub, while the oil collar settles based on the prices for West Texas Intermediate on NYMEX. The basis swaps lock in the basis differential between NYMEX Henry Hub and the El Paso/Permian delivery point or the Waha West Texas delivery point.

     Derivative instruments give rise to credit risk due to possible non-performance by the counterparties. However, through ongoing controls, the Company monitors the credit worthiness of its counterparties. The Company accounts for its commodity derivatives contracts using the hedge (deferral) method of accounting.

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     On December 1, 1999, the Company entered into a sales agreement to sell approximately 200 bbls produced per day from specific oil leases to a third party at a price of $19.12 per bbl. The contract expired on November 30, 2000.

     At May 2, 2000 the Company had agreements with El Paso Merchant Energy to hedge approximately 30%-40% of its existing monthly oil production by installing a floor of $19.00/barrel (NYMEX) and collars between $24.00/barrel and $26.65/barrel (NYMEX). These commodity price hedge arrangements expired on December 31, 2000. The Company also had an agreement with El Paso Merchant Energy to hedge approximately 50% of its existing monthly U.S. gas production by installing a floor of $2.40/MMBTU (NYMEX Natural Gas) and a collar of $3.00/MMBTU (NYMEX Natural Gas). This commodity price hedge agreement expired on October 31, 2000. In addition the Company had an agreement with El Paso to hedge approximately 50% of its existing monthly UK gas production by installing a floor of 10.5 pence/therm (IPE) and a collar of 12.55 pence/therm (IPE). This commodity price hedge agreement expired on September 30, 2000. The Company also had several agreements with El Paso Merchant Energy to hedge approximately 30%- 40% of its existing monthly oil production by installing a floor of $19.00/barrel (NYMEX) and collars between $24.00/barrel and $29.50/barrel (NYMEX). These commodity price hedge arrangements expired on December 31, 2000.

     On May 10, 2000, the Company completed a transaction with El Paso Merchant Energy to hedge approximately 70% of its existing monthly U.S. gas production by installing a floor of $2.50/MMBTU (NYMEX Natural Gas) and a collar of $3.90/MMBTU (NYMEX Natural Gas). This commodity price hedge agreement will expire on October 31, 2001. The hedge agreement had a negative fair value of $2.6 million at December 31, 2000.

     On January 19, 2001 the Company completed a transaction with Equvia Trading to hedge approximately 40% of its existing monthly oil production by purchasing a floor of $21.00/Barrel (NYMEX). This commodity price hedge will expire on December 31, 2001.

(12) Disposition of Oil and Gas Properties

     During the years ended December 31, 1998, 1999 and 2000, the Company sold oil and gas properties for approximately $9.5 million $2.5 million and $0.4 million realizing gains of $5.6 million, $2.5 million and losses of $16 thousand, respectively.

(13) Investment in Affiliate

     On October 31, 1998, AROC acquired 11,250,000 common shares of old AROC for $4,770,000 cash. The investment represented approximately 20% of the old AROC shares outstanding. The following summarizes the Company's investment in old AROC for the period from acquisition through December 31, 1999 (in thousands):


                                                1998    1999
                                                ----    ----

          Investment at beginning of year     $     -   $ 4,252
          Acquisition of AROC common stock      4,770         -
          Equity in net losses                   (518)   (4,252)
                                               ------   -------
          Investment at end of year            $4,252   $     -
                                               ======   =======

                                   AROC INC.

                  Notes to Consolidated Financial Statements

     The Company discontinued the equity method when its investment was reduced to zero, as it had no funding requirements or contingent liabilities.

     Old AROC and its subsidiaries were engaged in oil and gas exploration, development and production (full cost method) in the United States and United Kingdom. Summarized financial information for old AROC and subsidiaries as of and for their fiscal years ended April 30, 1999 and 2000 follows (in thousands):

                                                   1999            2000
                                                   ----            ----

          Current assets                         $  2,451        $  3,229
          Net property, plant and equipment
               (full cost method)                  30,355          40,200
          Other assets                              3,357           2,936
          Current liabilities                       8,072          10,151
                                                 --------        --------
          Non-current liabilities                  44,727          63,057
                                                 --------        --------
          Stockholders' deficit                   (16,636)       $(26,843)
                                                 ========        ========

          Oil and gas revenues                   $  6,234        $ 12,506
                                                 ========        ========

          Impairment of oil and gas properties   $(28,260)       $ (2,500)
                                                 ========        ========

          Net loss                               $(34,464)       $(10,974)
                                                 ========        ========

     The Company's equity in old AROC net losses is based on old AROC's January 31 financial statements.

(14) Significant Customers

     Oil and gas sales to five customers represented substantially all of the Company's revenues for 1998 and 1999. Oil and gas sales for 2000 included 17%, 12%, 10% and 9% to four customers. There are adequate buyers or purchasers of the Company's production such that management believes the loss of one or more of the above customers would not have a material adverse effect on the results of operations of the Company.

                                   AROC INC.

                  Notes to Consolidated Financial Statements

(15) Quarterly Financial Data (unaudited)

     Quarterly operating results for 2000 and 1999 are summarized as follows in thousands:

                                                                                 Quarter Ended
                                        ------------------------------------------------------------------------------------------

                                               March 31                 June 30               September 30          December 31
                                        -------------------      ------------------      -------------------      ----------------
2000:
Oil and gas revenues                                $ 1,079                 $ 4,465                  $ 5,697           $ 6,051
                                                    -------                 -------                  -------           -------

Loss from operations                                $  (581)                $   641                  $    86           $(3,029)
                                                    -------                 -------                  -------           -------

Net loss                                            $  (591)                $  (399)                 $(1,269)          $(4,404)(1)
                                                    -------                 -------                  -------           -------


Net loss attributable to
 common stockholders                                $  (591)                $(1,882)                 $(3,495)          $(6,704)
                                                    -------                 -------                  -------           -------

Basic loss per common share                         $ (0.01)                $ (0.04)                 $ (0.07)          $ (0.12)
                                                    -------                 -------                  -------           -------

1999:
Oil and gas revenues                                $   555                 $   823                  $   957           $ 1,039
                                                    -------                 -------                  -------           -------

Loss from operations                                $  (286)                $ ( 122)                 $    73           $  (439)
                                                    -------                 -------                  -------           -------

Net income (loss)(2)                                $(5,026)                $(3,782)                 $(1,828)          $ 2,084
                                                    -------                 -------                  -------           -------

Basic income (loss) per common share                $ (0.09)                $ (0.07)                 $ (0.03)          $  0.03
                                                    -------                 -------                  -------           -------

(1)  Includes approximately $1.4 million of litigation and workover expense.

(2) First quarter includes $4.3 million of equity in net losses of affiliate. The second and third quarters include impairment writedown and losses on sales of marketable equity securities of $3.6 million and 1.9 million, respectively. The fourth quarter includes a gain on sale of oil and gas properties of $2.5 million.

During the fourth quarter of 2000 the Company changed its method of accounting for oil and gas properties from the full cost method of accounting to the successful efforts method (see Note 2). The effect of the change in accounting method was as follows in thousands:

                                                                              Quarter Ended
                                       -----------------------------------------------------------------------------------------

                                             March 31                 June 30                 September 30         December 31
                                       -----------------      ---------------------      --------------------     --------------
2000:
Net loss                                          $ (719)                   $  (465)                   $ (741)        $     -
                                                  ------                    -------                    ------         -------

Basic loss per common share                       $(0.01)                   $ (0.01)                   $(0.01)        $     -
                                                  ------                    -------                    ------         -------

1999:
Net loss                                          $  (91)                   $   (95)                   $ (123)        $ 2,040
                                                  ------                    -------                    ------         -------

Basic loss per common share                       $    -                    $     -                    $    -         $  0.03
                                                  ------                    -------                    ------         -------

                                   AROC INC.

                  Notes to Consolidated Financial Statements



  Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)
     Results of Operations from Oil and Gas Producing Activities

     The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                                                                Years Ended December 31,
                                                              ---------------------------------------------------------
                                                                   1998                 1999                   2000
                                                              --------------        -------------          ------------

Revenues                                                        $ 3,880                $ 3,374               $ 17,292

Production costs                                                 (2,434)                (2,065)               (10,838)
Gross production taxes                                             (288)                  (198)                  (430)
Exploration expenses                                               (245)                  (568)                     -
Depreciation, depletion and amortization                         (1,601)                (1,018)                (6,259)
                                                                -------                -------               --------

Results of operations (excluding corporate                      $  (688)               $  (475)              $   (235)
       overhead and interest costs)                             =======                =======               ========



     Capitalized Costs and Cost Incurred Relating to Oil and Gas Activities

                                                                                      December 31,
                                                           ----------------------------------------------------------------
                                                                      1998                 1999                 2000
                                                                (in thousands)        (in thousands)       (in thousands)
                                                           ----------------------------------------------------------------

Total capitalized costs                                            $21,560              $21,826             $100,745
Less accumulated depreciation and                                   (1,603)              (2,441)              (8,526)
 depletion                                                         -------              -------             --------
Net capitalized costs                                              $19,957              $19,385             $ 92,219
                                                                   =======              =======             ========

Costs incurred during the year:
 Exploration costs                                                 $   201              $   544             $      -
                                                                   =======              =======             ========

 Development costs                                                 $ 7,101              $   471             $  6,664
                                                                   =======              =======             ========
 Purchase of minerals in place                                     $     -              $     -             $ 72,353
                                                                   =======              =======             ========

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

                                   AROC INC.

                  Notes to Consolidated Financial Statements



     The Company's interests in UK oil and gas properties (acquired May 2, 2000
     - see Note 1) were under contract to sell at December 31, 2000 and subsequently sold in February 2001. The property interest has been classified as held for sale in the accompanying December 31, 2000 balance sheet. As a result of the subsequent sale, the reserves and related standardized measure of discounted future cash flows do not include the UK oil and gas property interests.

     The following is an analysis of the Company's U.S. proved oil and gas reserves:

                                                           Oil (Mbbls)          Gas (MMcf)
                                                       -------------------  -------------------
Proved reserves at December 31, 1997                                5,699               21,836

Purchases of reserves-in-place                                        916                1,596
Revisions of previous estimates                                      (193)                (631)
Production                                                         (1,553)              (1,309)
                                                                   ------              -------

Proved reserves at December 31, 1998                                4,869               18,492

Purchase of reserves-in-place                                           -                    -
Revisions of previous estimates                                       131              (10,460)
Production                                                           (151)                (361)
                                                                   ------              -------

Proved reserves at December 31, 1999                                4,849                7,671

Purchase of reserves-in-place                                      10,899               40,783
Revisions of previous estimates                                    (1,895)                (242)
Production                                                           (480)              (1,392)
Sales of reserves-in-place                                           (182)              (1,120)
                                                                   ------              -------

Proved reserves at December 31, 2000                               13,191               45,700
                                                                   ======              =======

Proved developed reserves at:
     December 31, 1998                                              2,196                3,077
     December 31, 1999                                              2,302                2,286
     December 31, 2000                                             10,156               18,905

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

     Future income tax expenses are estimated using the United States statutory tax rate less effects for net operating loss carryforwards, and tax basis of oil and gas properties. Estimates for future general and administrative and interest expense have not been considered.

                                   AROC INC.

                  Notes to Consolidated Financial Statements


The estimated standardized measure of discounted future cash flows for the years ended December 31, 1998, 1999 and 2000 (in thousands) follows:

                                                                           Years Ended December 31,
                                                     --------------------------------------------------------------------
                                                                1998                    1999                  2000
                                                     ---------------------   ---------------------   --------------------

Future cash inflows                                         $ 89,557                $140,486             $ 744,487
Future production and                                        (42,600)                (52,244)             (220,731)
     development costs                                      --------                --------             ---------

Future net cash inflows before
     income tax expense                                       46,957                  88,242               523,756
Future income tax expense                                          -                       -              (144,189)
                                                            --------                --------             ---------
Future net cash flows                                         46,957                  88,241               379,567
10% annual discount for estimated
     timing of cash flows                                    (16,528)                (40,839)             (176,141)
                                                            --------                --------             ---------

Standardized measure of
    discounted future net cash flows                        $ 30,429                $ 47,403             $ 203,426
                                                            ========                ========             =========


The changes in standardized measure of discounted future net cash flows (in thousands) follows:

                                                                   Years Ended December 31,
                                                  -----------------------------------------------------------------
                                                            1998                    1999                2000
                                                  -------------------      -------------------     ----------------


Beginning of period                                     $ 50,455                  $ 30,429                $ 47,403
Increases (decreases)
     Sales, net of production costs                       (1,158)                   (1,112)                 (6,024)
     Net change in sales prices, net
          of production costs                            (16,371)                   42,929                 184,092
     Changes in estimated future
          development costs                               (3,999)                     (110)                 (8,504)
     Revisions of previous quantity
           estimates                                       5,818                   (16,574)                (16,254)
     Accretion of discount                                 5,045                     3,043                   4,740
     Net change income taxes                                   -                         -                 (79,841)
     Purchases of reserves-in-place                            -                         -                  90,101
     Sales of reserves-in-place                          (11,745)                        -                  (1,883)
     Changes of production rates
           (timing) and other                              2,384                   (11,202)                (10,404)
                                                        --------                  --------                --------


End of period                                           $ 30,429                  $ 47,403                $203,426
                                                        ========                  ========                ========

The Company has a gas collar in effect at December 31, 2000 through October 31, 2001 (see Note 11). The fair value of this collar was a negative $2.6 million at December 31, 2000. The pricing effects of the collar have not been pushed down to the individual properties and accordingly such pricing has not been reflected in the above SFAS No. 69 disclosures.