Form 10-Q
period 2001-03-31
AROC INC
filed 2001-06-29
CIK 1093367

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     XX  SECURITIES EXCHANGE OF 1934
    ----
         For the quarterly period ended March 31, 2001

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
    ----
           For the transition period from ____________ to ______________

                      Commission file number : 000-28463

                                   AROC Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                       74-2932492
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

110 Cypress Station Drive, Suite 220, Houston, Texas        77090-16298
    (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code  (281) 537-9920

4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma  74135
  (Former name, former address and former fiscal year, if changed since last report)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [ ]

      The aggregate market value of the Registrant's voting stock held by non-affiliates as of May 1, 2001 was approximately $164,167. Solely for purposes of this calculation, all shareholders holding more than 10% of the voting stock of the Company are assumed to be affiliates.

      On May 1, 2001 there were 55,278,837 shares of the Registrant's common stock outstanding, 1,877,366 shares of preferred stock outstanding and 10,000,000 shares of the Registrant's convertible restricted voting stock outstanding.

                      Documents Incorporated by Reference
                                      NONE

PART I--FINANCIAL INFORMATION

   Item 1.   Financial Statements                                                                  Page
             Consolidated Condensed Balance Sheets as of
             March 31, 2001 and December 31, 2000                                                   3

             Consolidated Condensed Statements of Operations
             for the three months ended March 31, 2001 and 2000                                     4

             Consolidated Condensed Statement of Stockholders' Deficit and
             Comprehensive Income (Loss) - Three months ended March  31, 2001                       5

             Consolidated Condensed Statements of Cash Flows -
             Three months ended March 31, 2001 and 2000                                             6

             Notes to Consolidated Condensed Financial Statements                                   7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                   12

  Item 3.    Quantitative and Qualitative Analysis on Market Risk                                  15

PART II - OTHER INFORMATION

             The information called for by Item 1. Legal Proceedings, Item 2.
             Changes in Securities, Item 3. Default Upon Senior Securities, Item 4.
             Submission of Matters to a Vote of Security Holders, Item 5. Other
             Information has been omitted as either inapplicable or because the answer thereto is negative or has been described in the Form 10-K dated
             April 17, 2001.

  Item 6.    Exhibits and Reports on Form 8-K                                                      17

SIGNATURES                                                                                         18

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

                                   AROC INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                                                  December 31,
                                                                         March 31, 2001                2000
                                                                         --------------          --------------
                             ASSETS
Current assets:
Cash                                                                      $  4,241,827            $  1,118,577
Accounts receivable - trade                                                  4,574,716               4,415,859
UK oil and gas property interests held for sale                                      -               3,952,000
Other current assets                                                           863,160                 267,419
                                                                         --------------          --------------
                        Total current assets                                 9,679,703               9,753,855
                                                                         --------------          --------------

Property, plant, and equipment, at cost:
Oil and gas properties, successful efforts methods                          99,481,952             100,745,042
Other property and equipment                                                   686,028                 596,049
                                                                         --------------          --------------
                                                                           100,167,980             101,341,091
Less accumulated depreciation, depletion and amortization                   (8,997,445)             (8,578,368)
                                                                         --------------          --------------
                        Net property, plant and equipment                   91,170,535              92,762,723
                                                                         --------------          --------------

Other assets:
Deposits and other assets                                                      231,638                 144,990
UK oil and gas property interests held for sale                                      -              24,395,118
Deferred debt issuance costs, less accumulated amortization                  1,256,721               1,828,804
                                                                         --------------          --------------
                        Total other assets                                   1,488,359              26,368,912
                                                                         --------------          --------------
                                                                          $102,338,597            $128,885,490
                                                                         ==============          ==============

                   LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities:
Accounts payable - trade                                                  $  6,637,868            $  7,293,764
Officers' severance payable                                                  2,661,508
Accrued expenses payable                                                     2,404,452               2,784,202
Price risk management activities                                             1,435,000                       -
                                                                         --------------          --------------
                        Total current liabilities                           13,138,828              10,077,966

Long-term debt                                                              16,745,946              39,611,765
                                                                         --------------          --------------
Total Liabilities                                                           29,884,774              49,689,731
                                                                         --------------          --------------

Series A voting mandatorily redeemable preferred stock - par                97,359,772              95,023,123
 value $0.001; $50 per share redemption value; 2,200,000 shares authorized, 1,877,366 shares issued and outstanding

Stockholders' deficit:

Common shares - par value $0.001; 100,000,000 shares authorized;                51,979                  55,279
 51,978,837 and 55,278,837 issued and outstanding
Convertible shares - par value $0.001; 10,000,000 authorized;                   10,000                  10,000
 10,000,000 issued and outstanding
Additional paid-in-capital                                                   1,631,003               2,056,703
Unearned compensation - restricted stock                                       (66,000)               (658,000)
Accumulated other comprehensive loss                                        (1,487,000)                      -
Accumulated deficit                                                        (25,045,931)            (17,291,346)
                                                                         --------------          --------------
                        Total stockholders'  deficit                       (24,905,949)            (15,827,364)
                                                                         --------------          --------------
                                                                          $102,338,597            $128,885,490
                                                                         ==============          ==============

    See accompanying notes to consolidated condensed financial statements.

                                   AROC INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months Ended
                                                                     -----------------------------------------
                                                                     March 31, 2001             March 31, 2000
                                                                     --------------             --------------
 Oil and gas revenues                                                 $ 4,737,211                 $ 1,079,161

 Operating expenses:
      Lease operating expense                                           2,693,434                     644,593
      Depreciation, depletion, and amortization                           933,437                     195,896
      Officers' severance                                               2,661,508                           -
      General and administrative expense                                1,254,180                     100,375
                                                                      ------------                ------------
      Total operating expenses                                          7,542,559                     940,864
                                                                      ------------                ------------

 Income (loss) from operations                                         (2,805,348)                    138,297

 Other income (expense):
      Loss on sale of oil and gas properties                           (1,006,062)                          -
      Interest expense                                                 (1,688,129)                          -
      Interest income and other, net                                       81,604                     (10,268)
                                                                      ------------                ------------
      Total other income (expense)                                     (2,612,587)                    (10,268)
                                                                      ------------                ------------
 Net income (loss)                                                     (5,417,935)                    128,029

 Preferred stock dividend requirements                                 (2,336,650)                          -

                                                                      ------------                ------------
 Net income (loss) attributable to common stockholders                $(7,754,585)                $   128,029
                                                                      ============                ============
 Basic Income (loss) per share                                        $     (0.14)                $         -
                                                                      ============                ============
 Average common shares outstanding                                     53,678,837                  53,678,837
                                                                      ============                ============

    See accompanying notes to consolidated condensed financial statements.

                                   AROC INC.

  Consolidated Condensed Statement of Stockholders' Deficit and Comprehensive
                                 Income (Loss)
                       Three Months Ended March 31, 2001
                                  (Unaudited)


                                                                                                      Unearned        Accumulted
                                                                                                    Compensation         Other
                                                   Common         Convertible       Additional        Restricted      Comprehensive
                                                   Shares            Shares       Paid-in-Capital       Stock             Loss
                                               --------------     -----------     ---------------   -------------    --------------
Balance at December 31, 2000                    $     55,279       $  10,000         $2,056,703        $(658,000)      $         -

Preferred stock dividends                                  -               -                  -                -                 -

Vesting of restricted stock -                              -               -                  -          163,000                 -
  compensation expense

Forfieture of restricted stock                        (3,300)              -           (425,700)         429,000                 -

Comprehensive income (loss):
   Net loss                                                -               -                  -                -                 -
   Change in accounting principal                                                                                       (2,756,000)
   Unrealized losses on derivitive instruments             -               -                  -                -            81,000
   Realized losses on derivitive instruments               -               -                  -                -         1,188,000
     Total comprehensive loss                              -               -                  -                -
                                               --------------     -----------       ------------      ------------    --------------
Balance at March 31, 2001                       $     51,979       $  10,000         $1,631,003        $ (66,000)      $(1,487,000)
                                               ==============     ===========       ============      ============    ==============

                                                 Accumulated
                                                  Deficit              Total
                                               --------------     --------------
Balance at December 31, 2000                    $(17,291,346)      $(15,827,364)

Preferred stock dividends                         (2,336,650)        (2,336,650)

Vesting of restricted stock -                              -            163,000
  compensation expense

Forfieture of restricted stock                             -                  -

Comprehensive income (loss):
   Net loss                                       (5,417,935)        (5,417,935)
   Change in accounting principal                                    (2,756,000)
   Unrealized losses on derivitive instruments        81,000             81,000
   Realized losses on derivitive instruments               -          1,188,000
                                                                  --------------
     Total comprehensive loss                              -         (6,904,935)
                                               --------------     --------------
Balance at March 31, 2001                       $(25,045,931)      $(24,905,949)
                                               ==============     ==============

    See accompanying notes to consolidated condensed financial statements.

                                   AROC INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                        Three Months Ended
                                                                                               -------------------------------------
                                                                                               March 31, 2001         March 31, 2000
                                                                                               --------------         --------------
Cash flows from operating activities:
        Net loss                                                                               $  (5,417,935)          $   (591,158)
        Adjustments to reconcile net loss to net cash provided
          by (used in) operating activities:
              Depreciation, depletion and amortization                                               933,437                915,082
              Loss on sale of oil and gas properties                                               1,006,062                      -
              Restricted stock compensation expense                                                  163,000                      -
              Non cash interest expense                                                            1,591,488                      -
              Amortization of deferred debt issuance cost and other                                   62,775                      -
              Changes in assets and liabilities:
                 Accounts receivable                                                                (158,857)               413,256
                 Other assets                                                                       (682,389)               (81,312)
                 Accounts payable and accrued expenses                                              (786,412)              (262,932)
                 Officers' severance payable                                                       2,661,508               (262,932)
                                                                                               --------------         --------------
                       Net cash provided by (used in) operating activities                          (627,323)               130,004
                                                                                               --------------         --------------

Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                                               2,362,520                      -
        Additions of property and equipment                                                       (3,143,947)              (363,033)
        Proceeds from the sale of assets held for sale                                            28,532,000                      -
                                                                                               --------------         --------------
                       Net cash provided by (used in) investing activities                        27,750,573               (363,033)
                                                                                               --------------         --------------

Cash flows from financing activities:
        Payments of long-term debt                                                               (27,000,000)                     -
        Proceeds from issuance of long-term debt                                                   3,000,000                      -
        Contributions                                                                                      -                 88,366
        Distributions                                                                                      -               (646,447)
                                                                                               --------------         --------------
                       Net cash used in financing activities                                     (24,000,000)              (558,081)
                                                                                               --------------         --------------
Net increase (decrease) in cash                                                                    3,123,250               (791,110)

Cash and cash equivalents at beginning of period                                                   1,118,577                901,546

                                                                                               --------------         --------------
Cash and cash equivalents at end of period                                                     $   4,241,827           $    110,436
                                                                                               ==============         ==============
Supplemental disclosures of cash flow information -
        Cash paid during the period for interest                                               $     367,552           $          -
                                                                                               ==============         ==============
Supplemental disclosures of noncash investing and financing activities:
        Preferred stock dividends paid in stock                                                $   2,336,650           $          -
                                                                                               ==============         ==============

     See accompanying notes to consolidated condensed financial statements

                                   AROC Inc.

             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

A.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------

     These financial statements have been prepared by AROC Inc. (AROC or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosure normally included in financial statements prepared in accordance with generally accepted principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the AROC financial statements and the notes thereto included in the Company's most recent Form 10-K.

     Effective May 2, 2000, AROC completed a series of transactions with EnCap 1996 Limited Partnership (EnCap 1996 LP) and related entities and Bank of America, N.A. These transactions involved the acquisition of additional oil and gas properties, a refinancing of debt and the issuance of a new series of preferred stock. As a result of these transactions, which are more fully described in the Company's Form 10-K for 2000, EnCap Equity 1996 Limited Partnership (EnCap 1996 LP) became the largest stockholder (approximately 39%) of AROC Inc. (old AROC). Although old AROC is the legal acquirer, EnCap 1996 LP is treated as having acquired old AROC for financial accounting and reporting purposes. Accordingly, the transactions have been accounted for as a reverse acquisition of old AROC and EnCap 1996 LP is now referred to as AROC or the Company. The historical financial statements are those of EnCap 1996 LP, which have been restated for the equivalent number of shares received in the transactions. The results of operations of AROC (legal acquirer) are included in the financial statements of the combined AROC and EnCap 1996 LP financial statements from the acquisition date of May 2, 2000.

     Effective August 11, 2000, several holders of the Company's common stock and Series A preferred stock transferred their stock to MPAC Energy LLC (MPAC), an affiliate of EnCap 1996 LP, El Paso and EnCap Investments. As a result MPAC has the right to vote approximately 34% of the Company's common stock and approximately 87% of the Series A preferred stock.

Derivative Instruments and Hedging Activities
---------------------------------------------

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), as amended by Statements 137 and 138. See Note D in the Notes to Consolidated Condensed Financial Statements.

                                   AROC Inc.

             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

Consolidation
-------------

     The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Loss Per Share
--------------

     Basic loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented.

     The effects of potential common shares (stock options warrants and preferred stock conversion) are anti-dilutive. Accordingly, diluted income
(loss) per share is not presented.

Business Segments
-----------------

  The Company considers itself to be involved in one business activity and does not meet the criteria established by Financial Accounting Standards Board Statement SFAS 131, "Segment Disclosures and Related Information".

B.   Significant Events

     On March 8, 2001, the Company's board of directors unanimously approved an issuer tender offer by which the Company would offer to purchase any and all outstanding shares of its common stock at a price of $0.06 per share. The board formed a special committee, consisting of the independent member of the board, to consider whether the tender offer is fair to nonaffiliated stockholders and whether to make a recommendation to the registrant's stockholders to accept the offer. On or about May 14, 2001, the Company filed tender offer documents with the SEC. The tender offer was originally scheduled to expire on June 12, 2001, but has been extended pending the SEC's review. The Company expects to mail revised tender offer materials to the stockholders in the near future with the new expiration date set forth in the materials. The Company believes that the purchase price and expenses of the tender offer can be funded from available resources. MPAC has indicated it will not tender its shares in the offer. Further, MPAC has advised us that, upon completion of the tender offer, they intend to take the Company private.

     Effective April 11, 2001, the members of the board of directors signed a unanimous written consent approving written severance agreements with Messrs. Keenan, Fenemore, Munchinski and Schulte embodying the terms previously agreed to by the full board on March 8, 2001 providing for the payment of $2.6 million in severance to those individuals, that one-half of the restricted stock held by those individuals would be vested upon completion of the Offer, and that AROC would pay those individuals the price of $ .06 for all shares held by them upon completion of the offer. Additionally, these agreements provided that AROC would conduct this

                                   AROC Inc.

             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

Offer so that the minority stockholders could dispose of their shares at the same price. Mr. Keenan and Mr. Fenemore resigned from the AROC board effective May 18, 2001.

     In accordance with their severance agreements, Messrs. Keenan, Fenemore, Munchinski and Schulte resigned their positions as officers of AROC effective May 18, 2001. In addition, Messrs. Keenan, Fenemore and Michael Humphries resigned as directors of AROC the same date. The board immediately appointed Mr. Frank A. Lodzinski as director to fill one of the vacancies created by the resignations and appointed him to the office of President and Chief Executive Officer of the Company. The board also appointed Jerry M. Crews as Chief Operating Officer and Secretary of the Company.

C.   Long-Term debt

     Pursuant to a Credit Agreement dated as of May 2, 2000, among AROC, Toronto Dominion (Texas), Inc., individually and as Agent, and the lenders named in that agreement (the Credit Agreement), the Company obtained a new $35,000,000 credit
facility.   The credit facility is secured by a first lien on substantially all of the Company's assets and the credit facility imposes certain restrictions on the Company's activities, including the payment of dividends and purchases of stock. The credit facility provides for a revolving line of credit for three years. Borrowings under the credit facility bear interest at either the LIBOR rate plus from 2.25% to 3.0% or the agent's prime rate plus from .75% to 1.5%, at the Company's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility. The borrowing base for the credit facility is typically be redetermined semiannually, although the lenders and borrower each have the right to make one additional redetermination each year.

     On March 31, 2001, primarily as a result of the sale of the UK properties, the borrowing base had been reduced to $5 million. The outstanding principal balance was $1,920,137 and outstanding letters of credit totaled $400,000. Currently, the outstanding principal balance is $2.9 million and outstanding letters of credit total $690,000, leaving an available borrowing base of approximately $1.4 million.

     Subordinated debt at March 31,2001 was carried at $14,825,809, which is comprised of outstanding principal of $18,949,395, less debt discount of $4,123,586.

D.   Derivative Instruments and Hedging Activities

     On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), amended by Statement No. 137 and Statement No. 138.

     Under Statement 133, entities are required to record all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging

                                   AROC Inc.

             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure in a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately.

     The Company entered into derivative instruments related to the production of oil and gas, all of which will expire by the end of 2001. These derivative instruments are designed to hedge the Company's exposure to change in the prices of natural gas and oil. Changes in the fair value of the derivative instruments are reflected initially in other comprehensive income (loss) and subsequently realized in earnings when the forecasted transaction affects earnings. As of January 1, 2001, the Company recorded a cumulative effect charge of $2.7 million in accumulated other comprehensive loss to recognize the fair value of all derivative instruments that are designated as cash flow hedging instruments, which primarily consist of costless option collars and swaps on natural gas and oil production.

     The Company recognized income of $52,000, representing the change in the ineffective portion of the cash flow hedges for the three months ended March 31, 2001. The Company realized a $1.2 million loss resulting from the settlement of contracts when the natural gas and oil was sold. These amounts are reported in oil and gas revenues. Accumulated other comprehensive loss of $1.49 million at March 31, 2001 is related to a cash flow exposure and will be realized in earnings as oil and gas production is sold and contracts are settled. This will occur during the next nine months.

E.   Stock Incentive Plan

     In April, 2000, the Company adopted the 2000 Omnibus Stock and Incentive Plan (the Stock Plan). This plan is intended to provide additional incentives through the award of options, stock appreciation rights, shares of restricted stock, and performance awards to directors, officers, key employees and consultants. In April, 2000, the Company granted 6,600,000 shares of restricted stock to the directors, officers and certain key employees. Under the Stock Plan, the shares vest in equal increments in April 2001, 2002, and 2003 or upon a change in control of the Company as defined in the Stock Plan. The estimated market value of shares awarded was $858,000. This amount was recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation is amortized to expense over the three-year vesting period. In May 2001, in connection with the severance agreements with the previous officers, the Company redeemed the vested shares at a price of $.06 per share.

                                   AROC Inc.

             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

F.   Contingencies and Commitments

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

     Louis Dreyfus Natural Gas Corp. (LDNG) filed a lawsuit in June 1999, seeking reimbursement from Alliance Resources (Alliance) and LaTex Petroleum Corporation (LaTex), wholly owned subsidiaries of the Company for expenses incurred in making repairs to navigational aids on certain drilling platforms located off the coast of Texas. LDNG sought actual damages plus court costs, pre-and post-judgment interest, and attorney's fees. LDNG also sought a declaratory judgment that Alliance and LaTex are liable for any future cost or expenses owed with respect to the platforms and plugging and abandoning the oil and gas wells located on the platforms. LDNG bases its suit on a Purchase and Sale Agreement between American Exploration Corporation (American) and LaTex (LDNG claims to be the successor-in interest to American). Alliance filed a special appearance and an answer subject thereto, objecting to personal jurisdiction in Texas and denying that it owes any money to LDNG. LaTex also filed an answer, denying it owes any money to LDNG. LDNG subsequently filed a motion for summary judgment on its claims against LaTex. The district court granted LNDG's motion on October 2, 2000 for $25,870 of expenses plus $43,299 in attorneys' fees, and ordered LaTex to plug and abandon the wells and remove the platforms. Latex has filed an appeal which is currently pending in the 14th Court of Appeals. The Company will continue to vigorously defend this case.

                                   AROC Inc.

             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As discussed in Note A of Notes to Consolidated Condensed Financial Statements, as a result of certain transactions occurring effective May 2, 2000, EnCap 1996 LP is deemed to have acquired AROC for financial accounting and
reporting purposes.   The operations of AROC are included in the consolidated
financial statements beginning May 2, 2000. Therefore, the financial statements for the three months ended March 31, 2000 are those of EnCap 1996 LP. The transactions involved the acquisition of oil and gas properties, the refinancing of debt and the issuance of a new series of preferred stock. For purposes of discussion and explanation herein, properties existing in AROC prior to the May 2, 2000 transaction are referred to as the "Old AROC Properties" and other properties that were acquired in the transaction are referred to herein as the "Acquired Properties".

Results of Operations
---------------------

     AROC reported a 2001 first quarter net loss attributable to common shareholders of $7,754,000 compared to net income of $128,000 for the same period in 2000. The following contributed to this decrease of $7,882,000:

     Net amount contributing to increase (decrease) in net income:

        Oil and gas revenues                                    $ 3,658,000
        Loss on sale of oil and gas properties                   (1,006,000)
        Lease operating expenses                                 (2,048,000)
        Officers' severance                                      (2,662,000)
        General and administrative expenses                      (1,153,000)
        Interest expense                                         (1,688,000)
        Preferred stock dividends                                (2,337,000)
        Depreciation, depletion and amortization                   (737,000)
        All other, net                                               91,000
                                                                ------------

        Decrease in net income                                  $(7,882,000)
                                                                ============

     Volume, sales price and expense information for the Company's oil and gas production for the first three months of 2001 is summarized in the following table:

Net Sales Volumes:
     Oil (Mbbls)                        139
     Natural Gas (Mmcf)                 450
     Oil Equivalent (MBOE)              214

Average Sales Prices:
     Oil (per Bbl)                  $ 20.81
     Gas (per Mcf)                  $  4.09

Operating Expenses per
     BOE of Net Sales:
     Lease operating                $ 10.69
     Severance tax                  $  1.88
     Depreciation, depletion,
        and amortization            $  4.27
     General and administrative     $  5.44


     The above average sales prices for 2001 reflect reductions resulting from hedging activities of $1.17 per barrel of oil and $2.28 per Mcf of gas.

 Three Months Ended March 31, 2001 compared to the Three Months Ended March 31,
 ------------------------------------------------------------------------------
                                      2000
                                      ----

     Total revenues from the Company's operations for the quarter ended March 31, 2001 were $4,737,000 compared to $1,079,000 for the quarter ended March 31, 2000. Revenues increased significantly over the comparable period a year earlier due principally to higher average gas prices and production from the Old AROC Properties and the Acquired Properties.

     Total operating expenses were $7,543,000 in the first quarter of 2001 compared to $941,000 for the same period in 2000, for an increase of $6,602,000. This increase was due to officers severance expense of $2,662,000, as well as to increases in lease operating expense, Depreciation, depletion and amortization (DD&A) and general and administrative expenses (G&A). Lease operating expenses were higher at $2,693,000 for the three-month period ended March 31, 2001 compared to $645,000 for the same period in 2000. This was due to operating expenses associated with the Acquired Properties and higher operating expenses associated with the Old AROC Properties. In general the costs of field services, equipment and materials have increased in 2001 as compared to early
2000.   DD&A of oil and gas properties amounted to $933,000 for the quarter ended March 31, 2001 compared to $196,000 for the same period in 2000 due to a higher depletable base and increased production. G&A expenses increased from $100,000 in the first quarter of 2000 to $1,254,000 in the first quarter of 2001. This increase of $1,154,000 is attributable to salaries and benefits and the cost of office facilities associated with old AROC.

     Interest expense totaled $1,688,000 for the quarter ended March 31, 2001 and none in 2000. This is a result of the refinancing of old AROC senior debt and to the acquisition of subordinated debt associated with the May 2000 transactions. This amount also includes $737,000 in amortization of deferred debt issuance costs and debt discount.

     Preferred stock dividends, which were accrued on preferred stock, were $2,337,000 for the quarter ended March 31, 2001. These dividends are associated with the preferred series of stock issued in connection with the May 2000 transaction and are payable in additional shares of preferred stock.

     In summary, due to the above factors, the net loss for the common stockholders for the quarter ended March 31, 2001 increased to $7,754,585 ($0.14 per share) compared to a net income of $128,029 ($0.00 per share) for the same period in 2000.

Capital Resources and Liquidity
-------------------------------

     At March 31, 2001, AROC had a working capital deficit of $3,459,000, compared to a working capital deficit of $324,000 at December 31, 2000. This reduction of $3,135,000 was due primarily to the recognition of oil and gas hedge liabilities and the expenditure of funds in drilling activities, partially funded from operations.

     Net cash used in operating activities during the first Quarter of 2001 totaled $627,000. Investing activities provided cash of $27,751,000 which resulted from the sale of oil and gas properties (principally offshore UK properties), partially offset by cash used in drilling and other additions to oil and gas properties. Financing activities utilized $24,000,000 in cash resulting from the application of property sales proceeds to reduce long-term debt.

     In May 2000, old AROC entered into a purchase agreement providing for the sale to EnCap 1996 LP, ECIC and El Paso (together EnCap) of a total of $17,000,000 in subordinated notes in exchange for cash in that amount. The subordinated notes bear interest at the rate of 12% per year, payable semiannually. Principal is due May 1, 2007. Until May 1, 2002, interest is payable in kind by increasing the principal amount of the debt. Additionally, old AROC also issued to EnCap warrants to purchase a total of 39,451,233 shares of AROC's common stock at a price of $0.01 per share at any time until April 30, 2007 pursuant to such purchase agreement.

     Pursuant to a Credit Agreement dated as of May 1, 2000, among AROC, Toronto Dominion (Texas), Inc. individually and as Agent, and the lenders named in that agreement (the TD Credit Agreement), AROC obtained a new $35,000,000 credit facility. The credit facility provides for a revolving line of credit for three years. Borrowings ($25,000,000 initial borrowing) under the credit facility bear interest at either the LIBOR rate plus from 2.25% to 3.0% or the agent's prime rate plus from .75% to 1.5%, at AROC's election. Interest is payable quarterly beginning July 31, 2000. Principal is payable in full on the third anniversary of the closing of the credit facility. The new facility was used along with the subordinated notes, purchased by EnCap, to retire the previous credit facility with Bank of America and to support AROC's capital expenditure requirements. As a result of the sale of the UK properties, the current borrowing base under the credit facility has been reduced to $5 million. Currently, the outstanding borrowings total $2.9 million and outstanding letters of credit total $690,000, leaving in an available borrowing base of $1.4 million.

Liquidity
---------

     AROC believes that cash on hand, the current level of net cash generated from operations, and unused borrowing capacity under its credit facility will not be adequate to satisfy the Company's financial obligations and to meet future liquidity needs. In order to meet its future obligations and liquidity needs, current management is implementing certain cost reduction initiatives at both the field and administrative levels. In addition, current management intends to sell or otherwise dispose of non-core and marginal properties. Current management is also seeking to increase its available credit facility and intends to recapitalize the Company.

Capital Expenditures.
--------------------

     The timing of most of the Company's capital expenditures is discretionary. While there are no material long-term commitments associated with the Company's capital expenditure plans, a material loss of leasehold acreage and proved undeveloped reserves could occur if the Company fails to comply with lease terms through drilling and development activities. Furthermore, the inability to fund capital expenditures associated with proved reserves where mineral rights are held by production could adversely affect projected cash flows and, therefore, the market value of such properties. Pending adequate financing, AROC plans to spend approximately a $6 million in 2001 in efforts to enhance current
production levels.   At present, adequate internally generated cash and
available credit capacity are not sufficient to meet this goal.

Hedging
-------

     The Company engages in oil and gas hedging activities and intends to consider various hedging arrangements to realize commodity prices which it considers favorable. Currently, oil hedges (puts) for the last three quarters of 2001 cover 180 MBbls with a floor of $21.00 per bbl. Gas hedges (costless collars) for the next seven months of 2001 cover 700 MMBTU at $2.50 per MMBTU for the floor and $3.90 for the collar. In addition, the Company has a contract with the purchaser of oil produced on its South Carlton Field in Alabama which provides for a floor of $10 per barrel and a ceiling of $15 per barrel.

     Average oil and gas prices received by the Company fluctuate generally with changes in spot market prices, which may vary significantly by region. The Company's U.S. average gas price for the first three months of 2001 was substantially higher than first three months of 2000. The Company's U.S. average oil price for the first three months of 2001 was slightly higher than first three months of 2000.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow. However, the impact of changes in the market prices for oil and gas on the Company's average realized prices may be reduced from time to time based on the level of the Company's hedging activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS ON MARKET RISK
------------------------------------------------------------

     The Company's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. The Company's primary risk management strategy has been to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt, and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps, collars and participating commodity hedges. By hedging only a portion of its market risk exposures, the Company may participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

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

Commodity Price Risk
--------------------

     The Company produces and sells crude oil, natural gas, condensate and natural gas liquids. As a result, the Company's financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. The Company engages in oil and gas hedging activities and intends to continue to consider various hedging arrangements to realize commodity prices, which it considers favorable.

     Currently, the Company has entered into various hedging instruments (floors) for a total of 180 MBbls at a weighted price of $21.00 per barrel, and for a total of 700 MMBTU (costless collars) at a price of $2.50 per MMBTU for a floor and $3.90 per MMBTU for a collar (NYMEX reference prices), for the last three quarters of 2001. The fair value of the commodity hedge agreements is the amount at which they could be settled, based on quoted market prices. At March 31, 2001, the value of the Company's oil and gas derivatives was a loss of $1.13 million. The Company continues to monitor oil and gas prices and may enter into additional oil and gas hedges in the future.

Interest Rate Risk
-------------------

     The Company's interest rate risk exposure results primarily from short-term rates, mainly LIBOR based borrowings from its credit facility with Toronto-Dominion. To reduce the impact of fluctuations in interest rates the Company previously maintained a portion of its total debt portfolio in fixed rate debt. At March 31, 2001, due to the substantial reduction in debt owing on its Credit Agreement, none of this debt was subject to fixed rates. Current management may consider financial instruments such as interest rate swaps to manage the impact of changes in interest rates based on management's assessment of future interest rates, volatility of the yield curve and the Company's ability to access the capital markets in a timely manner.

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          SEC
          Exhibit
          No.                       Description of Exhibits
                                    -----------------------

          10.19* Severance Agreement and Mutual Release dated as of April 11, 2001 between John A. Keenan, AROC Inc., MPAC Energy, LLC and EnCap Investments L.L.C.

          10.20* Severance Agreement and Mutual Release dated as of April 11, 2001 between Paul R. Fenemore, AROC Inc., MPAC Energy, LLC and EnCap Investments L.L.C.

          10.21* Severance Agreement and Mutual Release dated as of April 11, 2001 between Francis M. Munchinski, AROC Inc., MPAC Energy, LLC and EnCap Investments L.L.C.

          10.22* Severance Agreement and Mutual Release dated as of April 11, 2001 between Robert E. Schulte, AROC Inc., MPAC Energy, LLC and EnCap Investments L.L.C.

          23.1*     Consent of Lee Keeling and Associates, Inc.

          99.1*     The Summary of Lee Keeling and Associates, Inc.

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

       AROC Inc.


       /s/ Frank A. Lodzinski
       ----------------------
       Frank A. Lodzinski, Chief Executive Officer and President

       /s/ Howard E. Ehler
       -------------------
       Howard E. Ehler, Vice-President, Finance

Date:  June 29, 2001